Form 10-Q
period 1996-06-30
SIERRA PACIFIC POWER CO
filed 1996-08-14
CIK 90144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                          Commission File Number 0-508


                          SIERRA PACIFIC POWER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     NEVADA                                                      88-0044418
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 10100 (6100 Neil Road)
       Reno, Nevada                                              89520-0400
(Address of principal executive office)                          (Zip Code)

                                 (702) 689-5408
              (Registrant's telephone number, including area code)

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


           Class                            Outstanding at August 14, 1996
Common Stock, $3.75 par value                        1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                  CONTENTS


 PART I - Financial Information
 ------------------------------                                                  Page No.
                                                                                 --------
 ITEM 1.  Financial Statements

          Report of Independent Accountants...........................              2

          Consolidated Balance Sheets - June 30, 1996 and
                  December 31, 1995...................................              3

          Consolidated Statements of Income - Three and Six Months
                  Ended June 30, 1996 and 1995........................              4

          Consolidated Statements of Cash Flows - Six Month
                  Ended June 30, 1996 and 1995........................              5

          Notes to Consolidated Financial Statements..................              6

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations...............................................              8

PART II - Other Information
- ---------------------------

ITEM 1.   Legal Proceedings...........................................             15

ITEM 5.   Other Information...........................................             15

ITEM 6.   Exhibits and Reports on Form 8-K............................             15

Signature Page........................................................             16

[LETTERHEAD OF COOPERS & LYBRAND]



To the Board of Directors and Shareholder of Sierra Pacific Power Company:

We have reviewed the condensed consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of June 30, 1996 and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1996 and 1995 and statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report dated February 16, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Coopers & Lybrand L.L.P.

San Francisco, California
July 26, 1996

   Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                          SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1996            1995
                                                              ----------      ----------
                                                              (UNAUDITED)

                  ASSETS
                  ------
Utility Plant at Original Cost:
  Plant in service                                            $1,844,568      $1,816,444
    Less accumulated provision for depreciation                  581,423         556,710
                                                              ----------      ----------
                                                               1,263,145       1,259,734
 Construction work in progress                                   206,158         153,067
                                                              ----------      ----------
                                                               1,469,303       1,412,801
                                                              ----------      ----------
Non-utility Investments                                           22,580          22,519
                                                              ----------      ----------
Current Assets:
  Cash and cash equivalents                                        1,299           1,373
  Accounts receivable less provision for
    uncollectible accounts: $1,629 at June 30,
    1996 and $1,543 at December 31, 1995                          73,582          91,262
  Materials, supplies and fuel, at average cost                   30,721          30,455
  Other                                                            4,748           2,346
                                                              ----------      ----------
                                                                 110,350         125,436
                                                              ----------      ----------
Deferred Charges:
 Regulatory tax asset                                             68,989          69,610
 Other regulatory assets                                          70,095          82,841
 Other                                                             9,967          16,611
                                                              ----------      ----------
                                                                 149,051         169,062
                                                              ----------      ----------
                                                              $1,751,284      $1,729,818
                                                              ==========      ==========

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------

Capitalization:
 Common shareholder's equity                                  $  583,244      $  567,383
 Preferred stock                                                  73,115          73,115
 Preferred stock subject to mandatory redemption                       -          13,600
 Long-term debt                                                  572,490         533,524
                                                              ----------      ----------
                                                               1,228,849       1,187,622
                                                              ----------      ----------
Current Liabilities:
 Short-term borrowings                                            95,000          56,000
 Current maturities of long-term debt
  and preferred stock                                                418           7,208
 Accounts payable                                                 44,472          90,815
 Accrued interest                                                  4,461           5,300
 Dividends declared                                               17,365          16,785
 Accrued salaries and benefits                                     9,884           9,265
 Other current liabilities                                        15,777          11,998
                                                              ----------      ----------
                                                                 187,377         197,371
                                                              ----------      ----------
Deferred Credits:
 Accumulated deferred federal income taxes                       152,161         158,972
 Accumulated deferred investment tax credit                       42,812          43,797
 Regulatory tax liability                                         44,148          45,084
 Customer advances for construction                               39,216          40,168
 Other                                                            56,721          56,804
                                                              ----------      ----------
                                                                 335,058         344,825
                                                              ----------      ----------

                                                              $1,751,284      $1,729,818
                                                              ==========      ==========

The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)


                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                       ---------------------   ---------------------
                                         1996        1995        1996        1995
                                       ---------   ---------   ---------   ---------
                                            (UNAUDITED)             (UNAUDITED)

Operating Revenues:
  Electric                             $124,601    $114,668    $252,358    $239,974
  Gas                                    11,267      13,557      36,334      38,354
  Water                                  11,508      10,557      20,838      19,734
                                       --------    --------    --------    --------
                                        147,376     138,782     309,530     298,062
                                       ========    ========    ========    ========

Operating Expenses:
  Operation:
    Purchased power                      29,853      29,835      61,022      60,596
    Fuel for power generation            24,539      21,175      48,402      40,460
    Gas purchased for resale              5,091       5,942      18,045      21,491
    Deferral of energy costs - net       (2,306)        604      (1,690)      8,674
    Other                                35,176      28,536      64,647      56,166
  Maintenance                             4,610       4,224       9,087       7,928
  Depreciation and amortization          14,288      13,710      28,350      27,305
  Taxes:
    Income taxes                          8,408       7,780      20,702      17,203
    Other than income                     4,537       4,363       9,120       8,862
                                       --------    --------    --------    --------
                                        124,196     116,169     257,685     248,685
                                       --------    --------    --------    --------
    Operating Income                     23,180      22,613      51,845      49,377
                                       ========    ========    ========    ========
Other Income:
  Allowance for other funds
    used during construction              1,357         261       2,020         449
  Other income (expenses) - net             628        (102)        939        (349)
                                       --------    --------    --------    --------
                                          1,985         159       2,959         100
                                       --------    --------    --------    --------
    Total Income                         25,165      22,772      54,804      49,477
                                       ========    ========    ========    ========
Interest Charges
  Long-term debt                          9,159       8,851      17,694      17,687
  Other                                   1,262         859       2,398       1,884
  Allowance for borrowed funds
    used during construction
    and capitalized interest             (1,152)       (517)     (1,299)       (934)
                                       --------    --------    --------    --------
                                          9,269       9,193      18,793      18,637
                                       --------    --------    --------    --------
Income Before Preferred Dividends        15,896      13,579      36,011      30,840
  Preferred Dividend Requirements         1,505       1,878       3,290       3,803
                                       --------    --------    --------    --------
Income Applicable to
  Common Stock                         $ 14,391    $ 11,701    $ 32,721    $ 27,037
                                       ========    ========    ========    ========



   The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                        --------------------
                                                          1996        1995
                                                        ---------   ---------
                                                             (unaudited)
Cash Flows from Operating Activities:
- ------------------------------------
  Income before preferred dividends                      $ 36,011    $ 30,840
  Non-cash items included in income:
    Depreciation and amortization                          28,350      27,305
    Deferred taxes and deferred investment tax credit      (8,111)     (3,286)
    AFUDC and capitalized interest                         (3,319)     (1,383)
    Deferred energy costs                                  (1,690)      8,674
    Amortization of merger costs                            5,375       2,000
    Other non-cash                                          6,773       1,281
  Changes in certain assets and liabilities:
    Accounts receivable                                    17,680      13,817
    Other current assets                                   (2,668)       (383)
    Accounts payable                                      (46,343)    (18,019)
    Other current liabilities                               3,779      (4,043)
    Other - net                                             6,065        (263)
                                                         --------    --------
Net Cash Flow from Operating Activities                    41,902      56,540
                                                         --------    --------

Cash Flows Used in Investing Activities:
- ---------------------------------------
    Additions to utility plant                            (89,470)    (54,557)
    Non-cash charges to utility plant                       3,472       1,580
    Net customer refunds and
      Contributions in aid of construction                  4,659       2,536
                                                         --------    --------
      Net cash used for utility plant                     (81,339)    (50,441)
    Investment in subsidiaries and
      other non-utility property, net                         496          (2)
                                                         --------    --------
Net Cash Used in Investing Activities                     (80,843)    (50,443)
                                                         --------    --------

Cash Flows from Financing Activities:
- ------------------------------------
    Increase in short-term borrowings                      39,862       5,457
    Proceeds from issuance of long-term debt               30,020           -
    Retirement of long-term debt                             (220)       (205)
    Reduction of preferred stock                          (20,400)     (6,800)
    Decrease in funds held in trust, net                    9,175       9,235
    Investment from the parent company                     15,000      11,877
    Expenses of external financing                              -         (59)
    Dividends paid                                        (34,570)    (29,850)
                                                         --------    --------
Net Cash as a Result of Financing Activities               38,867     (10,345)
                                                         --------    --------

Net Decrease in Cash and Cash Equivalents                     (74)     (4,248)
Beginning Balance in Cash and Cash Equivalents              1,373       5,116
                                                         --------    --------

Ending Balance in Cash and Cash Equivalents              $  1,299    $    868
                                                         ========    ========

Supplemental Disclosures of Cash Flow Information:
- -------------------------------------------------
    Cash Paid During Period For:
     Interest                                            $ 19,829     $19,302
     Income Taxes                                        $ 23,350     $27,154


The accompanying notes are an integral part of the financial statements.

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOTE 1.   MANAGEMENT'S STATEMENT
                       --------------------------------

  In the opinion of Company management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods shown. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a review of the unaudited consolidated financial statements, and their report thereon has been included on Page 2 of this report.

  The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.
                   NOTE 2.   IMPAIRMENT OF LONG-LIVED ASSETS
                   -----------------------------------------

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 31, 1995. The Company adopted the standard January 1, 1996 and has determined that under current cost-based regulation there exists no material impact on its financial statements as a result of the adoption of the standard.

                           NOTE 3.   PREFERRED STOCK
                           -------------------------

  On June 3, 1996, the Company redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million.

  On July 29, 1996, the Company through its consolidated wholly owned subsidiary, Sierra Pacific Power Capital I (Trust), completed a public offering of 1.94 million shares of 8.6% cumulative trust originated preferred securities (TOPrS), with an aggregate liquidation value of $48.5 million. Concurrent with the issuance of the TOPrS, the Trust issued to the Company 60,000 shares of common securities with an aggregate liquidation value of $1.5 million. The only assets of the Trust are the junior subordinated debentures issued by the Company with a principal amount of $50 million, an interest rate of 8.6% and a maturity date of 2036. The Company guarantee of the TOPrS, considered together with the other obligations of the Company with respect to the Trust, constitutes a full and unconditional guarantee by the Company of the Trust's obligations under the TOPrS issued by the Trust. Net proceeds from the TOPrS offering and the issuance of the common securities were used by the Trust to purchase the junior subordinated debentures. Proceeds to the Company from the sale of the junior subordinated debentures are being used to retire short-term indebtedness incurred to redeem $20.4 million in principal amount of Series G, 8.24% Preferred Stock and to reduce other short-term debt of the Company.

                           NOTE 4.   DEFERRED ENERGY
                           -------------------------

  In March 1995, the balances in the Company's (Nevada jurisdiction) deferred energy receivables accounts were collected and, according to the provisions of the stipulation approved by the Public Service Commission of Nevada in September 1994, SPPC suspended its deferred energy accounting, increased base rates by $6.5 million, and decreased deferred fuel rates by $18.8 million.

  Fluctuations in purchased gas, fuel and purchased power costs from the base fuel rates will flow through to earnings until January 1, 1997. The Company and regulators will re-evaluate the use of deferred energy accounting practices prior to January 1, 1997.

  In June 1996, the Company implemented the California Stipulation Agreement which set the Energy Cost Adjustment Clause (ECAC), California Alternate Rates for Energy (CARE) and Electric Revenue Adjustment Mechanism (ERAM) account balances to zero, resulting in a reduction of deferred fuel costs of $2.3 million. The Stipulation also reduced rates by $2.3 million on an annual basis.

                            NOTE 5.   LONG-TERM DEBT
                            ------------------------

  On February 27, 1996, the Company registered for issuance of up to $80 million of collateralized debt securities which may be offered from time to time.
During March 1996, the Company issued $20 million of medium-term notes under the program. In April, 1996, the Company issued an additional $10 million in medium-term notes. These are ten year non-callable notes, due in 2006, with interest rates of 6.81% to 6.83%, payable in semi-annual payments. The proceeds of the notes were used to reduce short term debt and to fund construction projects.

  On June 19, 1996, the Company converted the interest rate on the $80 million Water Facilities Bonds maturing in 2020, to a daily rate from a flexible (Commercial Paper) rate which reduces letter of credit, trustee fees, and administrative costs.

  In July 1996, the Company issued an additional $30 million principal amount of its $80 million Medium-Term Note Program, Series C. These are three year non-callable notes, due in 1999, with interest rates of 6.83% to 6.86%. The net proceeds to the Company from the sale of the notes was used to reduce short-term debt and to fund construction projects. To date, including this offering, an aggregate of $60 million of medium-term notes, Series C, has been issued.

                         Note 6.     MERGER TERMINATION
                         ------------------------------

  On June 28, 1996, Sierra Pacific Power Company and its parent Sierra Pacific Resources received notice from The Washington Water Power Company of its election to terminate the Agreement and Plan of Reorganization, as amended, among Sierra Pacific Resources, Sierra Pacific Power Company, and The Washington Water Power Company. As a result of the termination of the Merger Agreement, Sierra Pacific Power Company will continue to operate as a separate utility and a wholly-owned subsidiary of Sierra Pacific Resources. Sierra Pacific filed a Report on Form 8-K on July 3, 1996, with the Securities Exchange Commission which contains additional information regarding the termination of the Merger Agreement.

  As of June 30, 1996, the Company incurred $42 million in merger costs composed of $13 million in transaction and transition costs and $29 million of early retirement and severance program costs.

  In accordance with the provisions of the merger stipulation with the Public Service Commission of Nevada (PSCN), the Company had been amortizing all costs over a five year period which began January 1, 1995. Through June 30, 1996, $17 million of total merger costs had been expensed. However, due to the termination of the merger in June 1996, the Company reversed all previously expensed amounts and applied different accounting treatment to the component costs. All transition and transaction costs which the Company does not expect to recover in future rates were expensed. The Company began to amortize early retirement and severance costs over a ten year period beginning January 1, 1995 consistent with previous state orders on these types of programs. Accordingly, $4 million was expensed in June 1996, which represented eighteen months of amortization. The Company expects to recover the costs related to early retirement and severance in future rates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------

  Nevada, primary jurisdiction of SPPC, uses a marginal cost method for setting rates by customer class. As a result of this methodology, changes in sales mix (i.e., consumption by customer class) can result in increases or decreases in revenues, irrespective of changes in total consumption.

                         Three Months Ended        Six Months Ended
                              June 30,                 June 30,
                        --------------------    ----------------------
                          1996        1995         1996         1995
                        ---------   --------    ----------   ---------
                                    (Dollars in Thousands)

Operating Revenues      $147,376    $138,782    $ 309,530    $ 298,062
Energy Costs             (57,177)    (57,556)    (125,779)    (131,221)
                        --------    --------    ---------    ---------

Revenue Margin          $ 90,199    $ 81,226    $ 183,751    $ 166,841
                        ========    ========    =========    =========


  Total operating revenues for the three-months ended June 30, 1996 increased by 6.2% over the comparable period of 1995 due to increased energy sales resulting from overall customer growth and increased use per customer due to warmer weather than last year. A record peak load of 1,162 MW was achieved in June. Total operating revenues for the six-month period ended June 30, 1996 increased by 3.8% over the comparable period of 1995, due to customer growth and warmer weather partially offset by a decrease in electric rates in Nevada in May, 1995.

  Energy costs are comprised of purchased power, fuel for power generation, gas purchased for resale, and deferred energy. Average energy costs for the quarter and the year to date are set forth below.

                              Three Months Ended      Six Months Ended
                                    June 30,              June 30,
                              ------------------      ----------------
                              1996          1995      1996        1995
                              ----          ----      ----        ----

Average cost per KWH of
  purchased power            2.61cents   3.18cents    2.83cents   3.34cents

Average cost per KWH of
  generated power            2.22cents   2.31cents    2.23cents   2.12cents

Average cost per therm of
  gas purchased for resale  26.41cents  25.11cents   27.33cents  32.09cents


  While kilowatt-hours purchased increased by 20.6% and 18.6%, respectively, for the three and six months ended June 30, 1996, over the comparable periods in 1995, the total cost of purchased power increased less than 1.0% for the six months ended, due to the availability of low cost hydro-generated energy from sources in the Pacific Northwest.

  Kilowatt-hours generated increased by 16.7% and 11.7%, respectively, for the three and six months ended June 30, 1996, over the comparable periods in 1995 due to increased customer demand and overall customer growth. The total cost of fuel for power generation increased by 15.9% and 19.6% for the three and six months ended June 30, 1996 over the same period of 1995, reflecting higher fuel prices and increased generation.

  The total cost of gas purchased for resale decreased 14.3% and 16.0% for the three and six months ended June 30, 1996 from the comparable periods in 1995, due to a decrease in therm usage of 18.6% and 1.4% and due to lower prices for natural gas in the first six months.

  Deferred energy costs - net decreased by 482% and 119% for the three and six months ended June 30, 1996 over the comparable period of 1995 due to the suspension of deferred energy accounting in Nevada's electric and natural gas jurisdictions in March, 1995. In June, 1996, the California Energy Cost Adjustment Clause, California Alternate Rates for Energy, and Electric Revenue Adjustment Mechanism rates were set to zero which resulted in a $2.3 million decrease in these costs. For further discussion of deferred energy matters, refer to "Note 4. DEFERRED ENERGY" on page 6.

  Other operations expenses experienced a net increase of 23.3% and 15.1% during the three and six months ended June 30, 1996 over the same period in 1995. The increase was primarily due to a buy-out of one year of a coal contract, merger related expenses, and a small increase in the reserve for injuries and damages. For further discussion of merger costs, refer to "Note 6. MERGER TERMINATION" on page 7.

  In its 1995 Form 10-K, the Company stated that it would be investigating alternatives to mitigate an inventory build-up of coal. As of June 30, 1996, the coal inventory balance was approximately 407,361 tons, or roughly 71 days of consumption at 100% capacity. The Company's policy has been to maintain an average annual coal inventory sufficient to provide 40 days at full load. However, with lower prices of natural gas and availability of inexpensive energy from the Pacific Northwest, the coal inventory has grown. To mitigate further inventory buildup, the Company paid $2.5 million to buy out one of its coal contracts for approximately 315,000 tons which will satisfy the minimum commitments of 300,000 tons for the period from July 1, 1996 to June 30, 1997.

  Maintenance expense increased by 9.1% and 14.6%, respectively, during the three and six months ended June 30, 1996 over the same periods in 1995 primarily due to planned maintenance of the Company's Tracy generating plant, and maintenance on distribution overhead lines.

  Depreciation and amortization expense for the three and six months ended June 30, 1996 increased by 4.2% and 3.8% over the comparable periods of 1995, due to continued increases in utility plant. Refer to the "CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS" section beginning on page 11 for additional discussion of construction programs.

   Income taxes increased for the three and six months ended June 30, 1996 over the comparable period in 1995, due to higher operating income before taxes. The decrease in the effective tax rate for the three-month period ended June 30, 1996 over the comparable period in 1995 was due to the tax effects of the terminated merger. Income taxes reflected in operating income and other income-net are summarized on the following page.



                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30
                                  ------------------    ----------------
                                   1996        1995      1996      1995
                                  --------   -------    ------    ------
                                            (Dollars in Thousands)
Currently payable                  $10,671   $ 9,109   $28,268   $20,158
Deferred taxes - net                (2,103)     (961)   (7,126)   (2,301)
Investment tax credit - net           (492)     (493)     (985)     (985)
                                   -------   -------   -------   -------
 Total income taxes                $ 8,076   $ 7,655   $20,157   $16,872
                                   =======   =======   =======   =======

Income taxes charge to:
Operations                         $ 8,408   $ 7,780   $20,702   $17,203
Other Income - net                    (332)     (125)     (545)     (331)
                                   -------   -------   -------   -------
 Total income tax expense          $ 8,076   $ 7,655   $20,157   $16,872
                                   =======   =======   =======   =======
Income before income taxes
 and preferred dividend
 requirements                      $23,973   $21,234   $56,168   $47,712
                                   =======   =======   =======   =======

Effective tax rate                    33.7%     36.1%     35.9%     35.4%
                                   =======   =======   =======   =======


   Allowance for funds used during construction (AFUDC) and capitalized interest increased by 222.5% and 140.0% during the three and six months ended June 30, 1996 compared to the corresponding period in 1995, reflecting the current period increase in construction work in progress (CWIP) and an AFUDC rate increase from the prior year. Refer to the "CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS" section beginning on page 11 for additional discussion of construction programs.

   Other interest on debt increased 46.9% and 27.3% for the three and six months ended June 30, 1996, due to the Company carrying greater amounts of commercial paper debt outstanding during 1996 which resulted in an increase in related interest.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
- ----------------------------------------------------

  During the first six months of 1996, the Company earned $36.0 million in income before preferred dividends, and paid out $3.1 million in dividends to holders of its preferred stock, and a $32 million common stock dividends to its parent corporation, Sierra Pacific Resources. An additional investment of $15 million from the parent company accounts for a net increase in common shareholder's equity of $15.9 million.

  The Company issued $20 million principal amount in March and $10 million principal amount in April of medium-term notes of its $80 million Medium-Term Note Program, Series C.

  On June 3, 1996, the Company redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million.

  In July 1996, the Company issued an additional $30 million principal amount of medium-term notes of its $80 million Medium-Term Note Program, Series C. To date, an aggregate of $60 million of Medium-Term Note Program, Series C, has been issued.

  On July 29, 1996, Sierra Pacific Power Capital I, a wholly owned subsidiary of the Company, issued 1.94 million shares of 8.6% Trust Originated Preferred Securities with a total liquidation value of $48.5 million. For further discussion of Trust Originated Preferred Securities, refer to "Note 5. LONG TERM DEBT" ON PAGE 7.


CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS
- -----------------------------------------------

  The Company's construction program and capital requirements for the period 1996-2000 were originally discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Estimated cash construction expenditures for 1996 and 1997-2000 are $196.7 million and $494.8 million, respectively. As of June 30, 1996, $81.3 million (41.3%) had been expended of the amount projected for 1996. Of this amount, approximately 9.0% was provided by internally-generated funds.

Alturas Intertie
- ----------------

   This 345 kV line will originate at the Bonneville Power Administration transmission line west of the northeastern California town of Alturas. It will extend south some 165 miles to an existing Company substation in Reno. In January 1996, the California Public Utilities Commission certified the final Environmental Impact Report/Statement ("EIR/S") prepared for the project and granted the Company a Certificate of Public Convenience and Necessity, which recognizes the need for and benefit of the project.

   In February 1996, the Bureau of Land Management ("BLM"), the Federal Lead Agency, issued a positive Record of Decision for the project approving the issuance of a right-of-way grant for approximately 70 miles of BLM land, and confirming that the EIR/S for the project meets the requirements of the National Environmental Protection Act. The Toiyabe National Forest issued a Record of Decision for a "no-action" alternative for eight miles of Forest Service land in Washoe County, Nevada. The Washington D.C. Office of the National Forest has ordered this decision withdrawn. Sierra and the Toiyabe National Forest are continuing to work toward a mutually agreeable solution for this project. On April 30, 1996 the Company appeared before the Washoe County Commission and was granted a Special Use Permit for the Alturas Project. The Company expects to appear before the Regional Planning Commission in September, 1996.

   The Public Service Commission of Nevada (PSCN) hearings were also held in February 1996, as required under the Nevada Utility Environmental Protection Act
(UEPA). An additional permit to construct was issued by the PSCN on June 13, 1996. The permit is conditioned upon the Company obtaining permits from entities such as the Forest Service, and the Regional Planning Commission. This decision affirms the need for the line and grants conditional approval under UEPA. Assuming all required permits are obtained, the Alturas line is expected to be operational by the winter of 1997-98, and should provide greater system reliability and additional supplies of electricity from hydroelectric power plants in the Pacific Northwest. The current projected cost of the Alturas Intertie Project is $120 million of which $57 million has already been expended as of July 31, 1996.

Pinon Pine
- ----------

   In August, 1992, the Company executed a cooperative agreement with the U.S. Department of Energy ("DOE") for the construction of a coal-gasification power plant. The project, known as the Pinon Pine power project ("Pinon") was selected by the DOE for funding under the fourth round of the Federal Clean Coal Technology Program. This clean coal integrated gasification combined-cycle power plant will be fully capable of operating on coal, natural gas, and, potentially, other fuels. The current rating is 106 megawatts. The DOE is providing funding for approximately half of the construction cost and half of the operating and fuel expenses for the first four years of operation. Currently, the DOE has committed $154 million of funding for the project. The DOE has authority under the Clear Coal Technology Program to fund up to $168 million. Any costs over $168 million are the responsibility of the Company.
The current construction cost of this project (including the DOE's portion) is estimated to be approximately $220 million.

   Construction began on the project in February, 1995, following resource plan approval by the Public Service Commission of Nevada and the receipt of all permits and other approvals. Engineering, procurement and construction activities are underway, with the plant scheduled to be completed by year end 1996.

   Pinon Pine Corporation and Pinon Pine Investment Company, subsidiaries of SPPC, own 25% and 75%, respectively, of a 38% partnership interest in Pinon Pine Company, LLC (The LLC), with GECC holding a 62% interest. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier and available under Section 29 of the Internal Revenue Code.

   Recent Congressional legislation was passed extending by eighteen months the required in-service date for alternative fuel (syngas) produced by the coal gasifier to June 30, 1998 in order to be eligible for tax credits under Section 29 of the Internal Revenue Code and is awaiting Presidential approval.


Water Treatment Facilities Construction
- ---------------------------------------

   The Safe Drinking Water Act (SDWA) amendments passed by Congress in 1986 have significantly influenced the cost of the Company's treatment plant facilities. The Company was officially notified in 1991 by the Nevada state health division that, under the requirements of the surface water treatment rule (SWTR) of the SDWA, filtration of water at its non-filtered plants would be required. The Company submitted and received approval of a filtration compliance plan with the Nevada State Health Division that provided for a three-year extension to June 1996.

   In order to comply with SWTR filtration requirements and meet projected capacity demands, the Company has completed construction of the second phase of the Chalk Bluff treatment plant at a total cost of $88 million for the two phases as of June 30, 1996. The first phase was completed in Spring of 1994 with a capacity of 27 million gallons per day (MGD) using high rate filtration as approved by the Nevada State Health Devision in 1995. The second phase of the facility was completed in May, 1996 providing a total production capacity of 69 MGD. Improvements to the Company's Glendale treatment plant were also completed in June, 1996. Completion of these projects results in full compliance with the SWTR requirements.

   Hunter Creek, one of two chemical-process plants, was removed from operation as a treatment facility in October 1995 and has been converted to a 30 million gallon covered storage facility as of April, 1996. The other plant, Highland, was removed from operation as a treatment facility in June, 1996, and will be converted to a covered treated water storage facility by April, 1997. Combined, Hunter Creek and Highland will provide 50 million gallons of treated water storage for fire protection, operating storage, and emergency requirements.

   The Company uses groundwater from twenty-four supply wells. A manmade contaminant tetrachloroethylene (PCE) has been found in five of these wells in levels exceeding drinking water standards. Treatment equipment, costing $2.2 million, has been installed on two of the wells and they have been returned to operation. The three other wells have been removed from operation until the Company completes its investigation concerning the contamination. On March 29, 1996, the Company entered into a Bilateral Compliance Agreement with the Nevada State Health Division which requires these wells to be in compliance with drinking water standards by October, 1998. The Company will determine the economic viability of treatment remediation as compared to other alternatives. The Company continues its involvement in a cooperative remediation effort with public officials to determine the source and extent of the contaminant and develop a plan to abate on an area-wide basis. Washoe County has the ability to create a special remediation district to help cover the cost of this effort.
The development of the remediation plan is projected to be completed in 1997.

State Regulatory Commissions
- ----------------------------

  The Company's planned merger with The Washington Water Power resulted in SPPC entering into stipulations with the California Public Utilities Commission in June, 1996. Among other things, the Company agreed to reduce rates by $2.3 million annually by setting all balancing accounts rates to zero and to set all balancing account balances to zero. Additionally, the Company was to file a General Rate Case, including Performance Based Ratemaking Mechanism, within 60 days of the end of the month in which the merger was terminated. The rate reduction and the setting of the balances to zero was implemented in June, 1996. The Company has requested an extension to January 1, 1997 of filing requirements resulting from the termination of the merger. Commission Staff has granted this request.

  Under terms of a 1994 stipulation approved by the Public Service Commission of Nevada, the Company was to make Deferred Energy and Purchased Gas Adjustment Clause filings no later than August 1, 1996 for rate adjustments effective January 1, 1997. A one month extension to September 1, has been agreed to by Nevada Staff. The January 1 date marks the end of a three year rate freeze resulting from the above mentioned stipulation.

Federal Energy Regulatory Commission
- ------------------------------------

  On April 24, 1996, the FERC issued its final rules concerning transmission open access and stranded cost recovery. These were finalized in FERC Orders 888 and 889. The rules require that all public utilities that own and/or control transmission facilities must file tariffs that allow third parties to utilize the transmission facilities on a comparable basis to the use by the transmission owners. The transmission provider must provide tariffs that allow third parties to purchase point-to-point transmission service or service that has multiple points or receipt and delivery, much the same as the provider, which is called network service. The orders also require that the transmission provider "unbundle" the transmission rates into a transmission only rate plus ancillary services for generation and scheduling activities performed by the provider.
The purchase of the ancillary services by the customer from the transmission provider is largely optional.

  Another requirement of the FERC open access orders is for the utilities to establish an electronic bulletin board (OASIS) which will facilitate the purchase and sale of transmission service. This service must be operational by the Fall of 1996. The rules also require a distinct separation of personnel who act as wholesale marketers and as transmission marketers. The wholesale marketers for the Company will no longer have exclusive access to information related to the transmission system. The wholesale marketers will be required to place service requests and purchases based on information provided on the OASIS in the same manner as all other third parties.

  The Order required utilities to file their initial tariffs for open access transmission service by July 9, 1996. The Company filed on July 9, 1996, as required. Final acceptance and approval of the filed rates are expected to occur over the following year, with the resulting rates, terms and conditions determined by the FERC for each utility. The impact of the new transmission rate and the provision of expanded transmission service has not been fully determined at this time.

OTHER BUSINESS
- --------------

Merger
- ------

  On June 27, 1994, the Company, SPR, The Washington Water Power Company (WWP), and Altus Corporation ("Altus"), entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement"), in which WWP, SPR and the Company would be merged into Altus. Under the terms of the Merger Agreement, if the merger was not consummated on or before June 27, 1996, any party, by providing written notice to the other, could terminate the Merger Agreement provided that party was not then in breach of any obligation under the Agreement which caused or resulted in the failure of the Merger Agreement to be consummated by that date.

  On June 28, 1996, WWP provided written notice to the Company and SPR that it was terminating the Merger Agreement. Since that time, petitions to withdraw merger applications have been filed by one or more parties in all jurisdictions having approval jurisdiction over the merger.

Electric Business
- -----------------

  In its 1995 Form 10-K, the Company discussed entering into long-term contracts with its customers. Tailored contracts and agreements are being developed to provide revenue guarantee (minimum annual bill) and termination charge security for capital investments made on behalf of individual customers. Contract provisions mitigate the risk of extending service to customers, primarily large mining customers, and are designed to recover, over the life of the agreements, customer-specific investments in facilities. Contract provisions for minimum bills are based on customers attaining minimum annual demand and load factors. Contract provisions for termination charges include recovery of all costs for customer-specific facilities and, for the first five years under the contract, recovery of up to two years of minimum bills. To date, the Company has negotiated four such contracts, and the Public Service Commission of Nevada has approved these contracts.

  The Company is negotiating with existing mining customers to enter into long term electric service contracts which would represent an estimated 309 MW under contract with estimated average annual sales of 2,060,445 Mwh.

Water Business
- --------------

  During 1995, comprehensive legislation was adopted by the Nevada Legislature which provides for regional planning and cooperative management of all aspects of water in the region. The Regional Water Planning Commission was created to develop an integrated water plan. The Company and Washoe County signed an agreement in July 1996 which provides methodology to determine retail service area boundaries and establishes the Company as the wholesale purveyor to the region. These cooperative efforts between the Company and local agencies will help ensure regional planning and integrated water service. The agreement has been sent to the Nevada Public Service Commission for approval.

PART II
- -------

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this Form 10-Q are denoted with an asterisk (*). The other listed exhibits have been filed with the Securities and Exchange Commission during the period covered by this Report and are incorporated herein by reference.

     *(4) Form of Medium-Term Global Fixed-Rate Note, Series C (Exhibit D to Form 8-K dated March 11, 1996).

     *(12)(A) Schedule of Ratio of Earnings to Fixed Charges used in connection with the issuance of Junior Subordinated Debentures dated July 24, 1996 and incorporated by reference to current report on Form 8-K dated August 2, 1996.

     *(12)(B) Schedule of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends used in connection with the issuance of Junior Subordinated Debentures dated July 24, 1996 and incorporated by reference to current report on Form 8-K dated August 2, 1996.

     *(15) Letter of independent accountants regarding interim financial information of the Company.

     *(27) The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-Q for the six months period ended June 30, 1996 for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K:

     Current report on Form 8-K dated June 28, 1996 relating to the termination of the merger agreement between Sierra Pacific Power Company, its parent Sierra Pacific Resources, and The Washington Water Power.

     Current report on Form 8-K dated August 2, 1996 relating to final forms of exhibits to Sierra Pacific Power Capital I/the Company's Registration Statement (No. 333-4032) in connection with its offering of $48.5 million of Preferred Securities of Trust, guarantees of the Preferred Securities by the Company and certain back-up undertakings, and the junior subordinated debentures of the Company.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Sierra Pacific Power Company
                                            ---------------------------------
                                                     (Registrant)




Date:  August 14, 1996    By:/s/  Malyn K. Malquist
       ---------------       --------------------------
                                  Malyn K. Malquist
                              Senior Vice President and
                               Chief Financial Officer
                            (Principal Financial Officer)


Date:  August 14, 1996    By:/s/  Lynn M. Miller
       ---------------       --------------------------
                                  Lynn M. Miller
                                    Controller
                           (Principal Accounting Officer)