Form 10-Q
period 1996-09-30
SIERRA PACIFIC POWER CO
filed 1996-11-07
CIK 90144

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934      FOR THE QUARTERLY PERIOD ENDED      SEPTEMBER 30, 1996


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO


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

                                 (702) 689-5408
              (Registrant's telephone number, including area code)

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                        -------    -------

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                               Outstanding at November 1, 1996
Common Stock, $3.75 par value                         1,000 Shares

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                  CONTENTS

                                                                      Page No.
                                                                      --------
PART I - Financial Information
------------------------------

ITEM 1.   Financial Statements

          Report of Independent Accountants..........................    2

          Consolidated Balance Sheets - September 30, 1996 and
                December 31, 1995....................................    3

          Consolidated Statements of Income - Three and Nine Months
                Ended September 30, 1996 and 1995....................    4

          Consolidated Statements of Cash Flows - Nine Months
                Ended September 30, 1996 and 1995....................    5

          Notes to Consolidated Financial Statements.................    6

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations..............................................    8


PART II - Other Information
---------------------------

ITEM 1.   Legal Proceedings..........................................   16

ITEM 5.   Other Information..........................................   16

ITEM 6.   Exhibits and Reports on Form 8-K...........................   16

Signature Page.......................................................   17

COOPERS                       COOPERS & LYBRAND L.L.P.
& LYBRAND
                                    a professional services firm



To the Board of Directors and Shareholder of Sierra Pacific Power Company:

We have reviewed the condensed consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of September 30, 1996 and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1996 and 1995 and statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of management.

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



San Francisco, California
October 28, 1996



   Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                          SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    1996            1995
                                                ------------     -----------
                                                 (UNAUDITED)
               ASSETS
               ------
Utility Plant at Original Cost:
  Plant in service                               $ 1,913,062     $ 1,816,444
    Less accumulated provision for
    depreciation                                     592,101         556,710
                                                 -----------     -----------
                                                   1,320,961       1,259,734
  Construction work in progress                      192,757         153,067
                                                 -----------     -----------
                                                   1,513,718       1,412,801
                                                 -----------     -----------
Non-utility Investments                               22,425          22,519
                                                 -----------     -----------
Current Assets:
  Cash and cash equivalents                            4,704           1,373
  Accounts receivable less provision for
    uncollectible accounts:
    $1,579 at September 30, 1996
    and $1,543 at December 31, 1995                   74,981          91,262
  Materials, supplies and fuel, at average cos t      30,015          30,455
  Other                                                3,478           2,346
                                                 -----------     -----------
                                                     113,178         125,436
                                                 -----------     -----------
Deferred Charges:
  Regulatory tax asset                                68,621          69,610
  Other regulatory assets                             66,382          82,841
  Other                                               13,678          16,611
                                                 -----------     -----------
                                                     148,681         169,062
                                                 -----------     -----------
                                                 $ 1,798,002     $ 1,729,818
                                                 ===========     ===========

     CAPITALIZATION AND LIABILITIES
     ------------------------------

Capitalization:
  Common shareholder's equity                    $   600,361     $   567,383
  Preferred stock                                     73,115          73,115
  Preferred stock subject to mandatory
   redemption                                            -            13,600
  Company-obligated mandatorily redeemable
   preferred securities of the Company's
   subsidiary Trust, Sierra Pacific Power
   Capital I, holding solely $50 million
   principal amount of 8.6% Junior
   Subordinated Debentures of the Company,
   due 2036                                           48,500             -
  Long-term debt                                     602,393         533,524
                                                 -----------     -----------
                                                   1,324,369       1,187,622
                                                 -----------     -----------
Current Liabilities:
  Short-term borrowings                               26,000          56,000
  Current maturities of long-term debt
    and preferred stock                                  423           7,208
  Accounts payable                                    44,129          90,815
  Accrued interest                                    12,368           5,300
  Dividends declared                                  19,365          16,785
  Accrued salaries and benefits                        9,217           9,265
  Other current liabilities                           23,588          11,998
                                                 -----------     -----------
                                                     135,090         197,371
                                                 -----------     -----------
Deferred Credits:
  Accumulated deferred federal income taxes          152,293         158,972
  Accumulated deferred investment tax credit          42,319          43,797
  Regulatory tax liability                            43,592          45,084
  Customer advances for construction                  39,368          40,168
  Other                                               60,971          56,804
                                                 -----------     -----------
                                                     338,543         344,825
                                                 -----------     -----------

                                                 $ 1,798,002     $ 1,729,818
                                                 ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)


                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                       ---------------------   ---------------------
                                         1996        1995        1996        1995
                                       ---------   ---------   ---------   ---------
                                            (UNAUDITED)             (UNAUDITED)
Operating Revenues:
 Electric                              $136,353    $128,815     $388,712    $368,789
 Gas                                      8,196       7,050       44,530      45,404
 Water                                   14,133      13,350       34,971      33,084
                                       --------    --------     --------    --------
                                        158,682     149,215      468,213     447,277
                                       --------    --------     --------    --------

Operating Expenses:
 Operation:
   Purchased power                       29,687      28,484       90,710      89,080
   Fuel for power generation             27,075      22,838       75,477      63,298
   Gas purchased for resale               3,478       4,642       21,523      26,133
   Deferral of energy costs - net            (1)        551       (1,691)      9,225
   Other                                 30,178      32,842       94,825      89,008
 Maintenance                              4,344       5,150       13,431      13,078
 Depreciation and amortization           14,664      13,843       43,014      41,148
 Taxes:
   Income taxes                          12,580       9,788       33,282      26,991
   Other than income                      4,588       4,513       13,708      13,375
                                       --------    --------     --------    --------
                                        126,593     122,651      384,279     371,336
                                       --------    --------     --------    --------
     Operating Income                    32,089      26,564       83,934      75,941
                                       --------    --------     --------    --------

Other Income:
 Allowance for other funds
   used during construction               1,800         449        3,820         898
 Other income (expense) - net              (428)       (142)         511        (491)
                                       --------    --------     --------    --------
                                          1,372         307        4,331         407
                                       --------    --------     --------    --------
     Total Income                        33,461      26,871       88,265      76,348
                                       --------    --------     --------    --------

Interest Charges:
 Long-term debt                           9,549       8,812       27,243      26,499
 Other                                    1,215         942        3,613       2,826
 Allowance for borrowed funds
   used during construction
   and capitalized interest              (1,492)       (785)      (2,791)     (1,719)
                                       --------    --------     --------    --------
                                          9,272       8,969       28,065      27,606
                                       --------    --------     --------    --------

Income Before Preferred Dividends        24,189      17,902       60,200      48,742
 Preferred Dividend Requirements          2,386       1,786        5,676       5,589
Income Applicable to                   --------    --------     --------    --------
 Common Stock                          $ 21,803    $ 16,116     $ 54,524    $ 43,153
                                       ========    ========     ========    ========

   The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              -------------------------
                                                                1996             1995
                                                              ---------        --------
                                                                     (UNAUDITED)
Cash Flows from Operating Activities:
------------------------------------
 Income before preferred dividends                            $  60,200        $ 48,742
 Non-cash items included in income:
   Depreciation and amortization                                 43,014          41,148
   Deferred taxes and deferred investment tax credit             (8,660)         (3,399)
   AFUDC and capitalized interest                                (6,611)         (2,617)
   Deferred energy costs                                         (1,691)          9,225
   Write-off of merger costs                                      5,375           7,828
   Other non-cash                                                 3,092           6,568
 Changes in certain assets and liabilities:
   Accounts receivable                                           16,281          11,280
   Other current assets                                            (692)            236
   Accounts payable                                             (46,686)         (4,071)
   Other current liabilities                                     18,610           5,183
   Other - net                                                   13,568          (8,209)
                                                              ---------        --------
Net Cash Flow from Operating Activities                          95,800         111,914
                                                              ---------        --------

Cash Flows Used in Investing Activities:
---------------------------------------
   Additions to utility plant                                  (153,332)        (91,851)
   Non-cash charges to utility plant                              6,847           2,920
   Net customer refunds and
      Contributions in aid of construction                        9,492           4,208
                                                              ---------        --------
   Net cash used for utility plant                             (136,993)        (84,723)
   Increase (decrease) in subsidiaries and
      other non-utility property, net                               650              (2)
                                                              ---------        --------
Net Cash Used in Investing Activities                          (136,343)        (84,725)
                                                              ---------        --------

Cash Flows from Financing Activities:
------------------------------------
   Decrease in short-term borrowings                            (28,468)         (7,050)
   Proceeds from issuance of long-term debt                     110,031             -
   Retirement of long-term debt                                 (50,322)        (10,302)
   Reduction of preferred stock                                 (20,400)         (6,800)
   Proceeds from Company obligated mandatorily
     redeemable preferred securities                             48,500             -
   Decrease in funds held in trust                                9,175          14,514
   Investment from the parent company                            28,000          26,830
   Expenses of external financing                                     -             (60)
   Dividends paid                                               (52,642)        (45,635)
                                                              ---------        --------
Net Cash provided (used) as a Result of Financing
 Activities                                                      43,874         (28,503)
                                                              ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents              3,331          (1,314)
Beginning Balance in Cash and Cash Equivalents                    1,373           5,116
                                                              ---------        --------

Ending Balance in Cash and Cash Equivalents                   $   4,704        $  3,802
                                                              =========        ========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
   Cash Paid During Period For:
     Interest                                                 $  23,599        $ 21,266
     Income Taxes                                             $  28,907        $ 30,422

   The accompanying notes are an integral part of the financial statements.

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOTE 1.    MANAGEMENT'S STATEMENT
                       ---------------------------------

    In the opinion of Company management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows for the periods shown. These consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a review of the unaudited consolidated financial statements, and their report thereon has been included on Page 2 of this report.

    The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation
---------------------------
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sierra Pacific Capital Power I, Pinon Pine Corporation, and Pinon Pine Investment Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
-----------------
    Certain items previously reported for years prior to 1996 have been reclassified to conform with the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.

                   NOTE 2.   IMPAIRMENT OF LONG-LIVED ASSETS
                   -----------------------------------------

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 31, 1995. The Company adopted the standard January 1, 1996, and has determined that under current cost-based regulation there exists no material impact on its financial statements as a result of the adoption of the standard.

                           NOTE 3.   PREFERRED STOCK
                           -------------------------

    On June 3, 1996, the Company redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million.

    On July 29, 1996, Sierra Pacific Power Capital I (the Trust), a wholly-owned subsidiary of the Company, issued $48.5 million (1,940,000 shares) 8.60% Trust Originated Preferred Securities (the Preferred Securities). The Company owns all the Common Securities, 60,000 shares totalling $1.5 million (Common Securities) issued by the Trust. The Preferred Securities and the Common Securities (the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the State of Delaware. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from the Company its 8.60% Junior Subordinated Debentures due July 30, 2036, in a principal amount of $50 million. The sole asset of the Trust is the Junior Subordinated Debentures. The Company's obligations under the Guarantee (agreement entered into in connection with the Preferred Securities), when taken together with the Company's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust, and the Company's obligations under the Indenture pursuant to which the Junior Subordinated Debentures are issued and its obligations under the Declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by the

Company of the Trust's obligations under the Preferred Securities. Financial statements of the Trust are consolidated with the Company; separate financial statements are not filed because the Trust is wholly-owned by the Company and essentially has no independent operations, and the guarantee is full and unconditional. Proceeds to the Company from the sale of the Junior Subordinated Debentures were used to retire short-term indebtedness incurred to redeem $20.4 million in principal amount of Series G, 8.24% Preferred Stock and to reduce other short-term debt of the Company.

                           NOTE 4.   DEFERRED ENERGY
                           -------------------------

    In March 1995, the balances in the Company's (Nevada jurisdiction) deferred energy receivables accounts were collected and, according to the provisions of the stipulation approved by the Public Service Commission of Nevada (PSCN) in September 1994, the Company suspended its deferred energy accounting, increased base rates by $6.5 million, and decreased deferred fuel rates by $18.8 million. Fluctuations in purchased gas, fuel and purchased power costs from the base fuel rates are flowing through to earnings until January 1, 1997. The Company and regulators are currently re-evaluating the use of deferred energy accounting practices in accordance with the applications with the PSCN.

    In June 1996, the Company implemented the California Stipulation Agreement which set the Energy Cost Adjustment Clause (ECAC), California Alternate Rates for Energy (CARE) and Electric Revenue Adjustment Mechanism (ERAM) account balances to zero, resulting in a write-off of $2.6 million overcollection in the balancing accounts, thereby reducing deferred energy costs by a like amount.
The Stipulation also reduced fuel rates by $2.3 million on an annual basis.

                            NOTE 5.   LONG-TERM DEBT
                            ------------------------

    On February 27, 1996, the Company registered for issuance of up to $80 million of collateralized debt securities which may be offered from time to time. During March 1996, the Company issued $20 million of medium-term notes under the program. In April, 1996, the Company issued an additional $10 million in medium-term notes. These are ten year non-callable notes, due in 2006, with interest rates of 6.81% to 6.83% payable in semi-annual payments. In July 1996, the Company issued an additional $30 million principal amount of its $80 million Medium-Term Note Program, Series C. These are three year non-callable notes due in 1999 with interest rates of 6.83% to 6.86%. The net proceeds to the Company from the sale of the notes were used to reduce short-term debt and fund construction projects.

    On June 19, 1996, the Company converted the interest rate on the $80 million Water Facilities Bonds maturing in 2020, to a daily rate from a flexible (Commercial Paper) rate which reduces letter of credit, trustee fees, and administrative costs.

                          Note 6.   MERGER TERMINATION
                          ----------------------------

    On June 28, 1996, Sierra Pacific Power Company and its parent Sierra
Pacific Resources (SPR) received notice from The Washington Water Power Company of its election to terminate the Agreement and Plan of Reorganization, as amended, among Sierra Pacific Resources, the Company and The Washington Water Power Company. As a result of the termination of the Merger Agreement, the Company will continue to operate as a separate utility and a wholly-owned subsidiary of Sierra Pacific Resources.

    As of June 30, 1996, the Company incurred $42 million in merger costs composed of $13 million in transaction and transition costs and $29 million of early retirement and severance program costs.

    In accordance with the provisions of the merger stipulation with the Public Service Commission of Nevada (PSCN), the Company had been amortizing all costs over a five year period which began January 1, 1995. Through June 30, 1996, $17 million of total merger costs had been expensed. Due to the termination of the merger in June 1996, all transaction and transition costs have been written off in the period ended June 30, 1996. Consistent with the precedent set by the PSCN in previous early retirement and severance programs, the Company continues to capitalize and amortize these costs. The amortization period for such costs has been modified to ten years to conform to prior precedent set by the PSCN. The Company expects to recover the costs related to early retirement and severance costs in future rates.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------

    Nevada, primary jurisdiction of the Company, uses a marginal cost method for setting rates by customer class. As a result of this methodology, changes in sales mix (i.e., consumption by customer class) can result in increases or decreases in revenues, irrespective of changes in total consumption.

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                            -------------------  -------------------

                               1996       1995      1996       1995
                            --------  ---------  ---------  --------
                                        (Dollars in Thousands)

Operating Revenues          $158,682   $149,215   $468,213  $447,277
Energy Costs                 (60,239)   (56,515)  (186,019) (187,736)
                            --------   --------  ---------  --------

Revenue Margin              $ 98,443   $ 92,700   $282,194  $259,541
                            ========   ========  =========  ========

    Total operating revenues for the three-months ended September 30, 1996 increased by 6.3% over the comparable period of 1995 due to increased energy sales resulting from overall customer growth and increased use per customer due to warmer weather than last year. A record peak load of 1,225 MW was achieved on July 22, 1996. Total operating revenues for the nine-month period ended September 30, 1996, increased by 4.7% over the comparable period of 1995 due to customer growth and warmer weather, partially offset by a decrease in electric rates in Nevada which took effect May, 1995.

    Energy costs are comprised of purchased power, fuel for power generation, gas purchased for resale and deferred energy. Average energy costs for the three and nine months ended are set forth below.

                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                              ------------------     -----------------
                              1996          1995     1996         1995
                              ----          ----     ----         ----

Average cost per KWH of
 purchased power              3.37c         3.69c    2.99c        3.44c

Average cost per KWH of
  generated power             2.08c         1.85c    2.20c        2.01c

Average cost per therm of
  gas purchased for resale   19.12c        38.31c   25.52c       33.05c

    While the total cost of purchased power increased by 4.2% and 1.8% for the three and nine months ended September 30, 1996, over the comparable periods in 1995, the kilowatt-hours purchased increased by 14.1% and 17.3%, respectively, during the same periods. The resulting decrease in cost per kilowatt-hour of 8.7% and 13.1%, respectively, is attributable to the availability of low cost hydro-generated energy from sources in the Pacific Northwest.

    Kilowatt-hours generated increased by 5.5% and 9.3%, respectively, for the three and nine months ended September 30, 1996, over the comparable periods in 1995 due to increased customer demand and overall customer growth. The total cost of fuel for power generation increased by 18.5% and 19.2% during the same periods, reflecting higher fuel prices and increased generation. The cost per kilowatt-hour generated increased by 12.4% and 9.5%, respectively, for the three and nine months ended September 30, 1996 over the same periods in 1995. During the periods the Company continued to shift toward natural gas and away from the more expensive oil and coal as generation fuel.

    While for the three and nine months ended September 30, 1996, the Company increased its therm usage by 50.0% and 6.5%, respectively, over the comparable periods in 1995, the total cost of gas purchased for resale during the same periods decreased 25.1% and 17.6% due to per-therm cost decreases of 50.1% and 22.7%.

    Deferred energy costs - net decreased by 100% and 118% for the three and nine months ended September 30, 1996, over the comparable periods of 1995 due to the suspension of deferred energy accounting in Nevada's electric and natural gas jurisdictions in March, 1995. Also in June, 1996, the California Energy Cost Adjustment Clause, California Alternate Rates for Energy and Electric Revenue Adjustment Mechanism rates were set to zero which resulted in a $2.6 million decrease in these costs. For further discussion of deferred energy matters, refer to "Note 4. DEFERRED ENERGY" on page 7.

    Other operations expenses experienced a net decrease of 8.1% and a net increase of 6.5% during the three and nine months ended September 30, 1996, over the same periods in 1995. For the three months ended, other operating expenses decreased as there were no merger expenses in 1996 compared to 1995, offset by additional coal contract related expenses of $1.5 million (see next paragraph for more details). Other operations expenses for the nine months increased due to buy-outs of a coal contract of $4.0 million, higher outside services costs for computer programmers, and an increase in distribution expenses for maintenance of overhead lines and meters.

    In its 1995 Form 10-K, the Company stated that it would be investigating alternatives to mitigate an inventory build-up of coal. However, with lower prices of natural gas and availability of inexpensive energy from the Pacific Northwest, the coal inventory has grown. As of September 30, 1996, the coal inventory balance was approximately 294,647 tons, or roughly 51 days of consumption at 100% capacity. The Company's policy has been to maintain an average annual coal inventory sufficient to provide 40 days at full load. To mitigate further inventory buildup, the Company paid $2.5 million to buy out one of its coal contracts which will satisfy the minimum commitment for the period from July 1, 1996, to June 30, 1997. Additionally, the Company committed $1.5 million toward the minimum contract committment of tonnage for the 1997-1998 contract year. As part of its strategy to manage the coal inventory, the Company may commit to additional coal contract buy-outs.

    Maintenance expense decreased by 15.6% and 2.7%, respectively, during the three and nine months ended September 30, 1996 over the same periods in 1995 primarily due to planned maintenance of the Company's Tracy generating plant in 1995, partially offset by planned maintenance on distribution overhead lines in 1996.

    Depreciation and amortization expense for the three and nine months ended September 30, 1996, increased by 5.9% and 4.5% over the comparable periods in 1995 due to continued increases in utility plant. Refer to the "CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS" section beginning on page 11 for additional discussion of construction programs.

     Income taxes increased for the three and nine months ended September 30, 1996, over the comparable periods in 1995 due to higher operating income before taxes. The decrease in the effective tax rate for the three-month period ended September 30, 1996, over the comparable period in 1995 was due to the tax effects of merger related expenses in 1995. Income taxes reflected in operating income and other income-net are summarized below.

                                  Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                 --------------------   -------------------
                                   1996        1995       1996       1995
                                 ---------   --------   --------   --------
                                           (Dollars in Thousands)

Currently payable                 $12,354    $ 9,647    $40,622    $29,805
Deferred taxes - net                  (56)       379     (7,182)    (1,922)
Investment tax credit - net          (493)      (492)    (1,478)    (1,477)
                                  -------    -------    -------    -------
 Total income taxes               $11,805    $ 9,534    $31,962    $26,406
                                  =======    =======    =======    =======

Income taxes charged to:
Operations                        $12,580    $ 9,788    $33,282    $26,991
Other Income - net                   (775)      (254)    (1,320)      (585)
                                  -------    -------    -------    -------
 Total income tax expense         $11,805    $ 9,534    $31,962    $26,406
                                  =======    =======    =======    =======
Income before income taxes
 and preferred dividend
 requirements                     $35,994    $27,436    $92,162    $75,148
                                  =======    =======    =======    =======

Effective tax rate                  32.8%      34.7%      34.7%      35.1%
                                  =======    =======    =======    =======

       Allowance for funds used during construction (AFUDC) and capitalized interest increased by 166.8% and 152.6% during the three and nine months ended September 30, 1996, compared to the corresponding periods in 1995 reflecting the current period increase in construction work in progress (CWIP) and an AFUDC rate increase from the prior year. Refer to the "CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS" section beginning on page 11 for additional discussion of construction programs.

     Other interest on debt increased 29.0% and 27.8% for the three and nine months ended September 30, 1996, due to the Company carrying greater amounts of commercial paper debt during 1996, resulting in an increase in related interest.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

    During the first nine months of 1996, the Company earned $60.2 million in income before preferred dividends and paid out $5.2 million in dividends to holders of its preferred stock and $50 million common stock dividends to its parent corporation, Sierra Pacific Resources. An additional investment of $28 million from the parent company accounts for a net increase in common shareholder's equity of $33.0 million.

    In March and April, 1996, the Company issued $30 million principal amount of Medium-Term Notes, Series C. In July 1996, the Company issued an additional $30 million principal amount of its $80 million Medium-Term Notes, Series C. To date, an aggregate of $60 million of Medium-Term Notes, Series C, has been issued.

    On June 3, 1996, the Company redeemed the remaining 408,000 shares of Series G 8.24% Preferred Stock at par value for $20.4 million.

    On July 29, 1996, Sierra Pacific Power Capital I, a wholly owned subsidiary of the Company, issued 1.94 million shares of 8.60% Trust Originated Preferred Securities with a total liquidation value of $48.5 million. For further discussion of Trust Originated Preferred Securities refer to "Note 3. PREFERRED STOCK" ON PAGE 6.


CONSTRUCTION PROGRAM AND REGULATORY PROCEEDINGS
-----------------------------------------------

    The Company's construction program and capital requirements for the period 1996-2000 were originally discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Estimated cash construction expenditures for 1996 and 1997-2000 are $196.7 million and $494.8 million, respectively. As of September 30, 1996, $137.0 million (69.6%) had been expended of the amount projected for 1996. Of this amount, approximately 33.1% was provided by internally-generated funds.

Alturas Intertie
----------------

     This 345 kV line will originate at the Bonneville Power Administration transmission line west of the northeastern California town of Alturas. It will extend south some 165 miles to an existing Company substation in Reno. In January 1996, the California Public Utilities Commission certified the final Environmental Impact Report/Statement (EIR/S) prepared for the project and granted the Company a Certificate of Public Convenience and Necessity, which recognizes the need for and benefit of the project.

     In February 1996, the Bureau of Land Management (BLM), the Federal Lead Agency, issued a positive Record of Decision for the project approving the issuance of a right-of-way grant for approximately 70 miles of BLM land and confirming that the EIR/S for the project meets the requirements of the National Environmental Protection Act. The Toiyabe National Forest issued a Record of Decision for a "no-action" alternative for eight miles of Forest Service land in Washoe County, Nevada. The Washington D.C. Office of the National Forest Service has ordered this decision withdrawn. The Company, Toiyabe National Forest, and Modoc National Forest are continuing to work toward a mutually agreeable solution for this project. On April 30, 1996, the Company appeared before the Washoe County Commission and was granted a Special Use Permit for the Alturas Project.

     The Public Service Commission of Nevada (PSCN) hearings were also held in February 1996, as required under the Nevada Utility Environmental Protection Act
(UEPA). A conditional permit to construct was issued by the PSCN on June 13, 1996. The permit is conditioned upon the Company obtaining permits from entities such as the Forest Service and the Truckee Meadows Regional Planning Commission. This decision affirms the need for the line and grants conditional approval under UEPA. To date, the Company has been unable to successfully obtain permits from the Regional Planning Commission and the U.S. Forest Service. The Company appeared before the Regional Planning Governing Board on October 10, 1996. The Board remanded the project to the local governing bodies for further review. Some level of risk exists that litigation may be necessary to obtain these permits and/or that the project will be unable to receive the necessary permits to proceed as currently proposed. This could further delay the project and increase its cost. Assuming the Company obtains the required permits by Spring, 1997, the Alturas line is expected to be operational by the Winter of 1997-98, and should provide greater system reliability and additional supplies of electricity from hydroelectric power plants in the Pacific Northwest. The current projected cost of the Alturas Intertie Project is $120 million of which $64 million has already been expended as of September 30, 1996.

Pinon Pine
-----------

       In August, 1992, the Company executed a cooperative agreement with the U.S. Department of Energy (DOE) for the construction of a coal-gasification power plant. The project, known as the Pinon Pine Power Project (Pinon) was selected by the DOE for funding under the fourth round of the Federal Clean Coal Technology Program. This clean coal integrated gasification combined-cycle power plant will be fully capable of operating on coal, natural gas, and, potentially, other fuels. The current rating is 106 megawatts. The DOE is providing funding for approximately half of the construction cost and half of the operating and fuel expenses for the first four years of operation. Currently, the DOE has committed $154 million of funding for the project. The DOE has authority under the Clean Coal Technology Program to fund up to $168 million. Any costs over $168 million are the responsibility of the Company. Estimated construction costs for Pinon Pine, including the DOE's portion, increased from approximately $220 to $241 million. Pinon will be the first project using this new technology at a commercial megawatt level. Part of the cost increase was due to the nature of this project and the new technology needed to support this one-of-a-kind project, which increased its scope and complexity from that which was originally anticipated.

     Construction began on the project in February, 1995, following resource plan approval by the Public Service Commission of Nevada and the receipt of all permits and other approvals. Engineering, procurement and construction activities are underway. The combined cycle combustion turbine is currently undergoing testing and is scheduled to be in service November, 1996. The coal gasifier is anticipated to be completed in March, 1997. On August 20, 1996, Federal legislation was signed extending the required in-service date for alternative fuel (syngas) produced by the coal gasifier to June 30, 1998, in order to be eligible for tax credits under Section 29 of the Internal Revenue Code.

     Pinon Pine Corporation and Pinon Pine Investment Company, subsidiaries of the Company, own 25% and 75%, respectively, of a 38% partnership interest in Pinon Pine Company LLC (The LLC) with General Electric Capital Corporation
(GECC) holding a 62% interest. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier and available under Section 29 of the Internal Revenue Code.

Water Treatment Facilities Construction
---------------------------------------

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

     In order to comply with SWTR filtration requirements and meet projected capacity demands, the Company has completed construction of the second phase of the Chalk Bluff treatment plant at a total cost of $88 million for the two phases as of June 30, 1996. The first phase was completed in Spring of 1994 with a capacity of 27 million gallons per day (MGD) using high rate filtration as approved by the Nevada State Health Division in 1995. The second phase of the facility was completed in May, 1996 providing a total production capacity of 69 MGD. Improvements to the Company's Glendale treatment plant were also completed in June, 1996. Completion of these projects results in full compliance with the SWTR requirements.

     Hunter Creek, one of two chemical-process plants, was removed from operation as a treatment facility in October, 1995, and has been converted to a 30 million gallon covered storage facility as of April, 1996. The other plant, Highland, was removed from operation as a treatment facility in June, 1996, and is being converted to a covered treated water storage facility by April, 1997. Combined, Hunter Creek and Highland will provide 50 million gallons of treated water storage for fire protection, operating storage, and emergency requirements.

     The Company uses groundwater from twenty-four supply wells. A manmade contaminant tetrachloroethylene (PCE) has been found in five of these wells in levels exceeding drinking water standards. Treatment equipment with a cost of $2.2 million has been installed on two of the wells, and they have been returned to operation. The three other wells have been removed from operation until the Company completes its investigation concerning the contamination. On March 29, 1996, the Company entered into a Bilateral Compliance Agreement with the Nevada State Health Division which requires these wells to be in compliance with drinking water standards by October, 1998. The Company will determine the economic viability of treatment remediation as compared to other alternatives. The Company continues its involvement in a cooperative remediation effort with public officials to determine the source and extent of the contaminant and to develop a plan to abate contamination on an area-wide basis. Washoe County has the ability to create a special remediation district to help cover the cost of this effort. The development of the remediation plan is projected to be completed in 1997.

State Regulatory Commissions
----------------------------

    The Company's planned merger with The Washington Water Power Company resulted in the Company entering into stipulations with the California Public Utilities Commission in June, 1996. Among other things, the Company agreed with California to reduce rates by $2.3 million annually by setting all balancing account rates to zero and to set all balancing account balances to zero. Additionally, the Company was to file a General Rate Case, including Performance Based Ratemaking Mechanism, within 60 days of the end of the month in which the merger was terminated. The rate reduction and the setting of the balances to zero was implemented in June, 1996. The Company has requested an extension to January 1, 1997, of filing requirements resulting from the termination of the merger. Commission staff has granted this request.

    As required by a September, 1994 Nevada stipulation which froze the Company's electric, gas and water rates for approximately two years, the Company filed with the Public Service Commission of Nevada (PSCN) an application to decrease deferred electric energy rates $8.2 million and increase purchased gas rates $1.3 million, effective January 1, 1997. The deferred energy and purchased gas filings were accompanied by a motion to adopt the rate plan previously approved by the PSCN in the proceeding related to the Company's merger with The Washington Water Power Company. If approved, the rate plan would include a one-time refund of $9 million to Nevada electric customers, a one-time refund of $4 million to Nevada gas customers, a rate freeze for electric and gas rates through December 31, 1999, and a 50/50 sharing between customers and shareholders of utility earnings over 12 percent. In addition, the deferred energy and purchased gas filings described above would be withdrawn. The motion has been set for oral argument on December 6, 1996.

    On June 28, 1996, the PSCN issued an order in its electric restructuring investigation which approved forwarding to the Assembly Concurrent Resolution
(ACR) 49 Legislative Subcommittee a report entitled "The Structure of Nevada's Electric Industry: Promoting the Public Interest." That report concluded that the PSCN should continue to acquire information relating to past costs, uneconomic bypass, unbundling and the potential for anticompetitive practices. Workshops are continuing to be scheduled to investigate these and other issues related to Nevada's electric industry. The Sub-committee is scheduled to issue a report to the Legislature for consideration during the 1997 legislative session.


Federal Energy Regulatory Commission
------------------------------------

      On April 24, 1996, the FERC issued its final rules concerning transmission open access and stranded cost recovery. The rules were finalized in Orders 888 and 889. The rules required transmission owning utilities to file open access transmission tariffs and rates. The Company filed open access transmission tariffs on July 9, 1996. The tariffs were accepted for filing and implemented subject to refund pending the outcome of the FERC review.

    On September 25, 1996, the FERC issued an order setting the Company's proposed transmission rates for hearing. A prehearing conference was convened on October 10, 1996, when a procedural schedule was set. This schedule requires the Company to file additional information by December 12, 1996, and a hearing on the rates will begin on June 17, 1997.

    Under Order 889 the Company is required to obtain or develop an electronic bulletin board (OASIS) to facilitate the purchase and sale of transmission service. The service was originally scheduled for implementation by November 1, 1996. However, the FERC extended the in-service date until January 3, 1997.

    Coincidental to the issuance of Order 888, the FERC issued a Notice of Proposed Rule (NOPR) requesting comments on a proposed rule to require the transmission providers to sell capacity reservations on their systems by December, 1997. The Company submitted comments on October 21, 1996. The proposed rules also require that the transmission provider must reserve capacity on its own system to serve its native load customers. The Company is currently reviewing the proposed rules and formulating comments.

OTHER BUSINESS
--------------

Merger
------

      On June 27, 1994, the Company, SPR, The Washington Water Power Company
(WWP) and Altus Corporation (Altus), entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement) in which WWP, SPR and the Company would be merged into Altus. Under the terms of the Merger Agreement, if the merger was not consummated on or before June 27, 1996, any party, by providing written notice to the other, could terminate the Merger Agreement provided that party was not then in breach of any obligation under the Agreement which caused or resulted in the failure of the Merger Agreement to be consummated by that date.

    On June 28, 1996, WWP provided written notice to the Company and SPR that it was terminating the Merger Agreement. Since that time, petitions to withdraw merger applications have been filed by one or more parties in all jurisdictions having approval jurisdiction over the merger.

Electric Business
-----------------

    In its 1995 Form 10-K, the Company discussed entering into long-term contracts with its customers. Subsequently, tailored contracts and agreements have been developed to provide revenue guarantees (minimum annual bill) and termination charge security for capital investments made on behalf of individual customers. Contract provisions mitigate the risk of extending service to customers, primarily large mining customers, and are designed to recover over the life of the agreements customer-specific investments in facilities.
Contract provisions for minimum bills are based on customers attaining minimum annual demand and load factors. Contract provisions for termination charges include recovery of all costs for customer-specific facilities and, for the first five years under the contract, recovery of up to two years of minimum bills. To date, the Company has negotiated six such contracts, all of which have been approved by the PSCN. Additionally, two more contracts are pending approval with the PSCN. These six long term electric service contracts represent 242 MW under contract with average annual sales of 1,786,709 Mwh.

    The Company is continuing to negotiate with other existing customers to enter into long term service contracts.

Water Business
--------------

      During 1995, comprehensive legislation was adopted by the Nevada Legislature which provides for regional planning and cooperative management of all aspects of water in the region. The Regional Water Planning Commission was created to develop an integrated water plan. The Company and Washoe County signed an agreement in July, 1996, which provides methodology to determine retail service area boundaries and establishes the Company as the wholesale purveyor to the region. These cooperative efforts between the Company and local agencies will help ensure regional planning and integrated water service. The agreement has been sent to the PSCN for approval.

Independent Grid Operator
-------------------------

      On July 12, 1996, the Company and six other northwest electric companies signed a memorandum of understanding to create an independent transmission grid operator called "IndeGo" to insure non-discriminatory, open access to electric transmission facilities in compliance with recent FERC rulings. The group plans to file the IndeGo proposal with FERC by December 31, 1996, and anticipates that operation would commence by July, 1997. This memorandum of understanding creates a mechanism to help facilitate the operation of an evolving competitive electric power market. The seven utility companies will be able to increase the efficiency of transmission operations and provide improved access for all users of the regional transmission system.

PART II
-------


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

    *(27) The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-Q for the nine months period ended September 30, 1996, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K

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



                                               Sierra Pacific Power Company
                                            ----------------------------------
                                                     (Registrant)



Date:  November 7, 1996     By:  /s/ Malyn K. Malquist
       -------------------     -------------------------
                                   Malyn K. Malquist
                               Senior Vice President and
                                Chief Financial Officer
                             (Principal Financial Officer)



Date:  November 7, 1996     By:  /s/ Lynn M. Miller
       --------------------    -------------------------
                                   Lynn M. Miller
                                     Controller
                             (Principal Accounting Officer)