Form 10-K405
period 1996-12-31
SIERRA PACIFIC POWER CO
filed 1997-03-21
CIK 90144

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1996         Commission File Number 0-508

                         SIERRA PACIFIC POWER COMPANY
            (Exact name of registrant as specified in its charter)

      NEVADA                                                 88-0044418
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


P.O. BOX 10100 (6100 NEIL ROAD)
       RENO, NEVADA                                        89520-0400 (89511)
(Address of principal executive offices)                       (Zip Code)

                                (702) 689-5400
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: none. Securities registered pursuant to Section 12(g) of the Act:

     Preferred Stock:  Series A, $2.44 Dividend, $50 par value
     ---------------
     (Title of Class)  Series B, $2.36 Dividend, $50 par value
                       Series C, $3.90 Dividend, $50 par value
                       Sierra Pacific Power Capital Trust I, $2.15 Dividend, $25 stated value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---

State the aggregate market value of the voting stock held by non-affiliates. As of March 20, 1997: None.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at March 20,1997
Common Stock, $3.75 par value                            1,000 Shares

================================================================================

                          SIERRA PACIFIC POWER COMPANY
                          1996 ANNUAL REPORT FORM 10-K
                                    CONTENTS

                                                                                            PAGE
                                                                                            ----

EXPLANATION OF ABBREVIATIONS USED.........................................................    3
GLOSSARY OF UTILITY TERMS USED............................................................    5

PART I.
------

  ITEM 1.  BUSINESS
                  THE COMPANY.............................................................    8
                  FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS.....................    9
                  BUSINESS OUTLOOK AND OVERVIEW...........................................   10
                  GENERAL ELECTRIC INDUSTRY TRENDS........................................   11
                  MERGER TERMINATION......................................................   11
                  ELECTRIC BUSINESS.......................................................   12
                  NATURAL GAS BUSINESS....................................................   25
                  WATER BUSINESS..........................................................   29
                  CONSTRUCTION PROGRAM....................................................   33
                  GENERAL REGULATION......................................................   34
                  RATE PROCEEDINGS
                       NEVADA MATTERS.....................................................   35
                  ENVIRONMENT.............................................................   36
                  GENERAL
                       FACILITIES.........................................................   39
                       LEASEHOLDS.........................................................   39
                       FRANCHISES.........................................................   40
                       RESEARCH, DEVELOPMENT AND DEMONSTRATION............................   41

  ITEM 2.   PROPERTIES....................................................................   42
  ITEM 3.   LEGAL PROCEEDINGS.............................................................   42
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................   42

PART II.
-------

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS..........................................   43
  ITEM 6.   SELECTED FINANCIAL DATA.......................................................   44
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................................   45
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................   54
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE...................................   85

PART III.
--------

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                 AND CONTROL PERSONS OF THE REGISTRANT....................................   86
  ITEM 11.  EXECUTIVE COMPENSATION........................................................   92
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT.........................................   98
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................  100

PART IV.
-------

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K..................................................  102

                          SIERRA PACIFIC POWER COMPANY
                      EXPLANATION OF ABBREVIATIONS USED IN
                                 1996 FORM 10-K

   ABBREVIATION                       DEFINITION
---------------------    ------------------------------------------

AFUDC                    Allowance for Funds Used During Construction
ANG                      Alberta Natural Gas
APB                      Accounting Principles Board
ARA                      Attrition Rate Adjustment
Black Butte              Black Butte Coal Company
BLM                      Bureau of Land Management
California Commission    California Public Utilities Commission
Canyon                   Canyon Coal Company
CT                       Combustion Turbine
CWIP                     Construction Work in Progress
DOE                      U.S. Department of Energy
ECAC                     Energy Cost Adjustment Clause
EIR/S                    Environmental Impact Report/Statement
EPA                      U.S. Environmental Protection Agency
EPRI                     Electric Power Research Institute
ERAM                     Energy Revenue Adjustment Mechanism
FERC                     Federal Energy Regulatory Commission
GECC                     General Electric Capital Corporation
GRI                      Gas Research Institute
HTNF                     Humboldt-Toiyabe National Forest
Idaho Power              Idaho Power Company
INDEGO                   Independent Transmission Grid Operator
INGR                     Incentive Natural Gas Sales Rate
ISO                      Independent System Operator
ITC                      Investment Tax Credits
KWH                      Kilowatt-hour
KV                       Kilovolt
LDC                      Local Distribution Company
LNG                      Liquid Natural Gas
MMBtu                    Million British Thermal Units
MTN                      Medium-Term Note
MW                       Megawatt
MWH                      Megawatt-hour
NDOW                     Nevada Department of Wildlife
NEPA                     National Environmental Protection Act
Nevada Commission        Public Service Commission of Nevada
Northwest                Northwest Pipeline Corporation
OASIS                    FERC Mandated Electronic Bulletin Board
Paiute                   Paiute Pipeline Company
Pinon                    Pinon Pine Power Project
PG&E                     Pacific Gas and Electric Company
PGT                      Pacific Gas Transmission
PPC                      Pinon Pine Corp.
PPIC                     Pinon Pine Investment Co.
PRP                      Potentially Responsible Party
PSA                      Preliminary Settlement Agreement
PX                       Power Exchange
QF                       Qualifying Facility
Resources West           Resources West Energy Company

                         SIERRA PACIFIC POWER COMPANY
                     EXPLANATION OF ABBREVIATIONS USED IN
                          1996 FORM 10-K - CONTINUED

    ABBREVIATION                       DEFINITION
---------------------    ------------------------------------------

SDWA                     Safe Drinking Water Act
SEC                      Securities and Exchange Commission
SFAS                     Statement of Financial Accounting Standards
SPR                      Sierra Pacific Resources
SWDC                     Sierra Water Development Company
SWOASIS                  Southwest Oasis Electronic Bulletin Board
SWTR                     Surface Water Treatment Rule
TCID                     Truckee-Carson Irrigation District
TDPUD                    Truckee Donner Public Utility District
The Company              Sierra Pacific Power Company
The Trust                Sierra Pacific Power Capital I
The LLC                  Pinon Pine Co., LLC
TGPC                     Tuscarora Gas Pipeline Company
TGTC                     Tuscarora Gas Transmission Company
TRA                      Tax Reform Act of 1986
TransCanada              TransCanada Pipelines USA, Limited
Tri-State                Tri-State Generation & Transmission Association
Utah Power               Utah Power & Light Company (PacifiCorp Division)
WWP                      The Washington Water Power Company

                         SIERRA PACIFIC POWER COMPANY
                       GLOSSARY OF UTILITY TERMS USED IN
                                1996 FORM 10-K
Avoided Costs
-------------
  The costs a utility would otherwise incur to generate or purchase power if not acquired from another source.

Capacity
--------
  The load for which a generating unit, or station, or other electrical apparatus is rated either by the user or by the manufacturer.

Decatherm
---------

  A unit used to measure the amount of heat value in gas. A decatherm is equal to one million British thermal units (BTUs). One BTU equals the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit.

Demand
------
  The amount of electricity delivered to consumers at any instant or as averaged over a period of time.

Demand-side
-----------
  A term of reference regarding issues originating with consumer demand.

Gasifier
--------
  Large enclosed vessel in which coal is heated under pressure at high temperatures to produce a vaporous gas which can be burned in a combustion turbine.

Geothermal generation
---------------------
  The process by which hot water or natural steam from the earth is used to produce electrical energy directly for steam-turbine thermal generation.

Kilovolt
--------
  One thousand volts, which is a measure of electrical pressure which forces electric current through a wire.

Kilowatt-hour
-------------

  A measure of the amount of electricity sold or consumed. It is the basic customer billing unit, and is the mathematical product of demand and time. Burning a 100-watt light bulb for ten hours is equal to one kilowatt-hour.

Line extension
--------------

  An extension of an electric power line from the nearest point of transmission to a required point of delivery. For gas and water systems, the extension of mains or pipes to accommodate new service.

Load
----
  In power production, it is the megawatt demand or megawatts being served at any given moment.

                         SIERRA PACIFIC POWER COMPANY
                       GLOSSARY OF UTILITY TERMS USED IN
                          1996 FORM 10-K - CONTINUED

Megawatt
--------
  A unit equal to one million watts, which measure the instantaneous amount of electricity used in electric equipment.

Megawatt-hour
-------------
  A unit of measure equal to 1,000 kilowatt-hours. Also equal to the amount of electricity consumed in a one hour period by a one megawatt load.

Negotiated Settlement
---------------------

  With the passage of Public Law 101-618 in 1990, the United States, California and Nevada, Pyramid Lake Paiute Tribe and the Company took a major step toward an overall settlement of Truckee River issues. The Settlement quiets bi-state claims to the River's water, resolves many years of litigation, provides environmental and Tribal benefits and more than triples the drought storage available to Sierra's customers.

Non-utility generator
---------------------
  Producers of electric generation who are not considered electric utilities.

Peak or peak load
-----------------

  The maximum demand for electric power that determines the generating capacity required, or the maximum load consumed over a given period of time (usually one hour). There are daily, monthly and annual peak loads, or peak demand (usually measured in kilowatt hours or megawatt hours).

Qualifying facility
-------------------
  Independent, non-utility power generators that meet certain requirements of the Public Utility Regulatory Policies Act.

PCB
---
  Polychlorinated Biphenyl -- A carcinogenic chemical found in electrical equipment.

Rate base
---------

  The net investment in facilities, equipment, other property, and programs a utility has constructed, purchased, or pursued in order to provide utility service to its customers, and on which a return is allowed.

Revenue Requirement
-------------------
  The sum total of the revenues required to pay all operating and capital costs of providing service.

                         SIERRA PACIFIC POWER COMPANY
                       GLOSSARY OF UTILITY TERMS USED IN
                          1996 FORM 10-K - CONTINUED

Spot market
-----------
  Electric power, fuel or gas purchased on an as-needed and as-available basis rather than under a firm contract.

Syngas
------
  Synthetic natural gas, which is the result of the conversion of other gases, solid hydrocarbons (such as coal) or liquids to form a gaseous fuel similar in performance to that of natural gas.

Wheeling
--------
  The use of a utility's electric transmission system by any party other than the party who owns it.

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY
                                  -----------

     Sierra Pacific Power Company, hereinafter known as the Company or SPPC, is a Nevada corporation which was organized in 1965, as a successor to a Maine corporation organized in 1912. The Company became a wholly-owned subsidiary of Sierra Pacific Resources (SPR) on May 31, 1984. Its mailing address is Post Office Box 10100 (6100 Neil Road), Reno, Nevada 89520-0400.

     The Company has three primary subsidiaries: Pinon Pine Corp. (PPC), Pinon Pine Investment Co. (PPIC) and Sierra Pacific Power Capital I (the Trust). The Company, through PPC and PPIC, owns a 38% interest in the Pinon Pine Co., LLC (The LLC) with a subsidiary of General Electric Capital Corporation owning the remaining 62%.

     The Company is a public utility primarily engaged in the generation, purchase, transmission, distribution and sale of electric energy. It provides electricity to approximately 278,000 customers in a 50,000 square mile service area including western, central and northeastern parts of Nevada, including the cities of Reno, Sparks, Carson City and Elko and a portion of eastern California, including the Lake Tahoe area. In 1996 electric revenue was 82% of total revenue.

     The Company used diverse resources to meet its 1996 electric energy requirements, including gas and oil generation (34.2%), coal generation (20.2%), hydroelectric generation (.6%), and purchased power (45.0%). The Company has no ownership interest in, nor does it operate, any nuclear generating units.

     The Company also provides natural gas in Nevada to approximately 95,000 customers in an area of about 600 square miles in Reno/Sparks and environs. It supplies water service in Nevada to about 63,000 customers in the Reno/Sparks metropolitan area. Natural gas revenues were 11% and water revenues were 7% of total revenues.

     In 1996 the Company's electric customers grew 2.8%; its natural gas customers increased by 4.4%; and its water customers were up 2.7%. Many factors account for this growth, not the least of which are favorable business and tax climates.

     The Company's workforce numbered 1,491 regular employees as of December 31, 1996, down 2.3% from 1995. Of that number, 21 were considered part-time. In addition, the Company had 44 temporary employees. The Company's current contract with the International Brotherhood of Electrical Workers, which represents 61% of the workforce, is in effect until December 31, 1997. The three-year contract provides for a 2.5% general wage increase for all bargaining unit employees beginning January 1, 1995, with 3% increases in both 1996 and 1997. Negotiations on the renewal of the contract will begin in 1997. Nevada is a "right-to-work" state.

                       FINANCIAL INFORMATION RELATING TO
                       ---------------------------------
                               BUSINESS SEGMENTS
                               -----------------
                            (DOLLARS IN THOUSANDS)
                            ----------------------

                               1996                1995                1994
                         -----------------    ----------------   -----------------
Operating Revenues
  Electric               $  507,004  (82%)    $ 491,419  (82%)    $ 498,680  (83%)
  Gas                        67,376  (11%)       62,572  (11%)       65,174  (11%)
  Water                      45,344   (7%)       43,793   (7%)       39,339   (6%)
                         ---------------      --------------      --------------
                         $  619,724 (100%)    $ 597,784 (100%)    $ 603,193 (100%)
                         ===============      ==============      ==============
Operating Income
  Electric               $   86,428  (81%)    $  87,825  (86%)    $  81,641  (85%)
  Gas                        11,035  (10%)        5,041   (5%)        5,806   (6%)
  Water                       9,545   (9%)        8,945   (9%)        8,536   (9%)
                         ---------------      --------------      --------------
                         $  107,008 (100%)    $ 101,811 (100%)    $  95,983 (100%)
                         ===============      ==============      ==============
Identifiable Assets
  Electric               $1,324,579   (7%)    $1,222,518  (7%)    $1,144,490 (78%)
  Gas                       117,697   (7%)       109,872  (7%)       106,951  (7%)
  Water                     268,813  (16%)       246,031 (16%)       223,248 (15%)
                         ---------------      --------------      --------------
                         $1,711,089 (100%)    $1,578,421(100%)    $1,474,689(100%)
                         ===============      ==============      ==============

     For a discussion of results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      BUSINESS OUTLOOK AND OVERVIEW  (1)
                      -----------------------------

     The economy in the Company's service area is growing and benefits from Nevada's freeport law that promotes the warehouse industry and the processing of goods in transit, primarily to markets in California. Nevada has no corporate, personal, unitary, inventory or income taxes. Permanent residents are attracted to the quality of life found in the area and the absence of personal income tax. Additionally, Reno/Sparks and Lake Tahoe provide leisure-time diversions, including skiing, golf, water sports, camping, casino gaming and big name entertainment that appeal to residents and tourists alike. The combination of tax advantages, supportive government, location and lifestyle make Nevada an attractive site for businesses.

     Also contributing to the growth in the service area are Nevada's mineral resources, which support a mining industry that continues to contribute significantly to the area's economy and remains the Company's second largest source of revenue after residential sales. In 1996, mining represented 15% of the Company's electric revenue and 24.5% of total electric megawatt-hour (MWH) sales. The outlook for 1997 forecasts that electric sales to mines may account for 27% of total retail electric MWH sales and 21% of total electric revenue.

     The Company's electric, natural gas and water business segments are all, to varying degrees, dependent on weather conditions. Extreme or prolonged variations from historical weather patterns could adversely affect sales in one or more of these business segments.

  (1) WHEN USED ANYWHERE IN THIS FORM 10-K AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATED", "PROJECT", OR "OUTLOOK" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. THE COMPANY WISHES TO ADVISE READERS THAT VARIOUS FACTORS DESCRIBED IN THIS FORM 10-K COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS. THE COMPANY SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

                       GENERAL ELECTRIC INDUSTRY TRENDS
                       --------------------------------

     There are many different views concerning the electric utility industry and the changes it is experiencing now and will face in the future. Some changes will be regulatory and others may be legislative.

     To meet the challenges such changes bring to the industry, the Company has down-sized and reorganized to cut costs, better serve its customers and prepare for competition. The Company also has negotiated long-term contracts with six of its largest mining customers.

     Nevada electric prices were last increased in 1993, and were subsequently reduced in March 1995, following suspension of deferred energy accounting rules. Natural gas prices were last increased in April 1994, and the last increase in water prices occurred in September 1994.

     The Company currently has frozen its Nevada electric and natural gas rates until December 31, 1999 and electric rates in California until December 31, 2000. A recent rate plan in Nevada also provides a 50/50 sharing between customers and shareholders of electric and natural gas earnings in excess of a 12 percent return on equity. The plan also provides the opportunity for the Company, subject to certain conditions, to apply such excess to buying down, or buying out of, higher cost long-term fuel and purchased power contracts. This may reduce future costs in what the Company expects will be a more competitive environment.

     The Company continues to be the sole provider in its certificated service territories, however, the Company will continue to closely monitor the changes, both locally and nationally, to prepare for competition.

     SPR's investment in the transmission pipeline business will continue to provide competitive alternatives and greater reliability to new and expanding markets along its routes in Northern California and Nevada. It also provides competitive alternatives for delivery of natural gas used as fuel for the Company's power generation.

     Like most other companies in the world, SPPC is facing the Year 2000 problems. The Company plans to have its problem resolved by December 31, 1998.

     For information regarding regulatory changes affecting the Company, see Rate Proceedings, Item 7, Nevada Matters, California Matters, FERC Matters and
                          --------------  ------------------- ------------
Note 2 of the Company's consolidated financial statements.


                              MERGER TERMINATION
                              ------------------

     In June 1994, the Company, SPR, and The Washington Water Power Company
(WWP) entered into a Merger Agreement which provided for the merger of the parties into an entity named Resources West Energy Corporation. (That name was later changed to Altus Corporation). Under the terms of the Merger Agreement, if the merger was not consummated on or before June 27, 1996, either party, by providing written notice to the other, could terminate the Merger Agreement provided that party was not then in breach of any obligation under the Agreement which caused or resulted in the failure of the Merger Agreement to be consummated by that date.

     On June 28, 1996, WWP provided written notice to the Company and SPR that it was terminating the Merger Agreement. Since that time, petitions to withdraw merger applications have been filed by one or more parties in all jurisdictions having approval jurisdiction over the merger.

     As a result of the termination of the merger, the Company plans to continue to operate as a separate utility and as a wholly-owned subsidiary of Sierra Pacific Resources.

     As a result of the termination of the merger certain filings were made in various regulatory jurisdictions. See Note 2 of the Company's consolidated financial statements.

                               ELECTRIC BUSINESS
                               -----------------

BUSINESS AND COMPETITIVE ENVIRONMENT
------------------------------------

     The Company's electric business contributed $507 million (81.8%) of 1996 operating revenues. Typically the electric business peaks both in summer and winter. The system has an annual load factor of approximately 75%, which is higher than the industry norm.

     Winter peak loads are due to shorter daylight hours, colder temperatures (which affect space heating requirements) and ski resort demands (snow-making, lifts, etc.). Summer peak loads result from air-conditioning, cooling equipment and irrigation pumping. The Company's peak load increased an average of four percent annually over the past five years, reaching 1,225 megawatts (MW) on July 22, 1996. The Company's electric MWH sales have increased an average of four percent annually over the past five years.

     A significant part of the growth in the Company's electric sales has resulted from growth in the gold mining and gaming industries in northern Nevada. Adverse developments with respect to either industry, or the loss of large individual customers, through closure or use of competing providers, could have a negative impact on the Company's electric sales.

     The Company's electric customers by class contributed the following percentages toward 1996 megawatt-hour sales:


                                   MWH SALES
                                   ----------
Residential                          25.4%
Commercial and Industrial:
   Mining                            24.5%
   All Other                         38.5%
Wholesale                            10.0%
Miscellaneous                         1.6%
                                    -----

                    Total           100.0%
                                    =====


     Nevada leads the nation in gold production. The majority of Nevada gold mines are located within the Company's service area. Nevada gold production for 1996 is estimated at about 7 million ounces, representing about 67% of U.S. and 9% of the world's production, respectively. The Nevada Bureau of Mines and Geology at the University of Nevada, Reno, has estimated that current Nevada gold reserves are sufficient to sustain substantial levels of production for 20 to 30 years, assuming stable prices.

     During the last quarter of 1996, world gold prices fell from about $385 per ounce to approximately $360 per ounce at year-end. Production costs vary widely at Nevada mines. Mining industry reports indicate a high percentage of Nevada gold is produced at a production cost of less than $300 per ounce, with larger mines producing within the range of $175 to $210 per ounce. Should gold prices remain in the mid $300 per ounce range or fall further, reductions in new capital spending and exploration could occur.

     The Company has negotiated and signed six long-term power sales contracts with major mining customers. Five have been reviewed and approved by the Nevada Commission with one additional contract pending approval as part of an overall Commission review of a new rate tariff designed for major customers above 3 MW. The Company is currently in negotiations and pursuing a total of four additional contracts. These mining contracts represent over 250 megawatts of present and future mining load, or approximately $86 million in annual revenue. They are based upon customers attaining minimum annual demand and load factors, and require minimum annual bills. Termination charge provisions include recovery of all costs for customer-specific facilities and, for the first five years under the contract, recovery of two years of minimum bills. The loss of any one of these contracts would not have a material adverse effect on the Company.

     The resorts and recreation group is comprised of hotels, casinos, and ski resorts. The resorts and recreation market segment comprises 10.7 percent of total electric system sales. Several of these large customers have finished or are in the finishing stages of major expansions in 1996.

     Over the past five years, MWH sales to wholesale customers have increased at a compounded rate of 19%. During 1996, firm and non-firm sales to wholesale customers comprised about 8% of total energy sales. The wholesale market is very competitive and sales into this market are typically made at very low margins.

                                               Percent
                                (MWH)          of Total
                               --------        --------
Firm Sales                     333,201           50.0%
Non-firm Sales                 228,416           34.3%
Firm Off-System Sales           88,649           13.3%
Non-firm Off-System Sales       16,325            2.4%
                               -------          -----
Total                          666,591          100.0%
                               =======          =====

     While the wholesale sales in 1996 represented 10% of sales they represent only 4% of electric revenues. Recent changes in federal regulations covering the rules under which transmission systems are operated will increase competition for wholesale sales and may impact the level of firm and non-firm wholesale sales made in the future. See Item 7, FERC Matters.
                                                 ------------

     The Company's industrial and large commercial customers continue their interest in the electric supply source options potentially available to them under regulatory reforms currently being considered in California and Nevada. The Company continues to prepare for a more competitive environment and has actively participated in regulatory reform deliberations in Nevada and California, and in federal proceedings. See Item 7, Nevada Matters, California
                                                     --------------  ----------
Matters, and FERC Matters.
-------      ------------


Electric Integrated Resource Planning
-------------------------------------

      The Company is required by Nevada Law to conduct an integrated, least-cost planning process for evaluating and acquiring its future electric system resources. The Nevada Commission pre-approves the Company's electric resource additions, which minimizes the chances of the Commission disallowing future capacity projects or long-term purchase power contracts. See Rate Proceedings.
                                                             ----------------

MAJOR PROJECTS SUMMARY
----------------------

     The following projects were approved in previous resource plans.  See Rate
                                                                           ----
Proceedings.
-----------

Pinon Pine Power Project
------------------------

     In August 1992, the Company executed a cooperative agreement with the U.S. Department of Energy (DOE) for the construction of a coal-gasification power plant. The project, known as the Pinon Pine Power Project (Pinon) was selected by the DOE for funding under the fourth round of the Federal Clean Coal Technology Program. This clean coal integrated gasification combined-cycle power plant will be fully capable of operating on syngas produced from coal, natural gas, and, potentially, other fuels. The project consists of a coal gasification facility (including solids receipt, handling, preparation and storage), and a Company-owned power island and post gasification facilities to partially cool and clean the syngas produced by the gasifier. The current rating is 106 megawatts in the winter and 89 megawatts in the summer. The DOE is providing funding for approximately 50% of the construction cost and half of the operating and fuel expenses for the first 42 months of operation. The DOE has committed $168 million of funding for Pinon. Estimated construction start-up and commissioning costs for Pinon, including the DOE's portion are approximately $272.4 million, which includes permitting, taxes, start-up commissioning, operator training and AFUDC. Expected DOE funding for construction is $125.6 million. The Company and Foster Wheeler USA Corp., the architect, engineer and construction manager on the project are currently investigating the reasons for, exact nature and extent of, and responsibility for cost increases on the entire Pinon project. The Company's cost per kilowatt of capacity net of DOE construction and prior to the sale of the gasifier is $1,390 based on the peak winter rating and $1,640 based on the summer rating.

     Construction began on the project in February 1995, following resource plan approval and the receipt of all permits and other approvals. Engineering, procurement and construction activities are under way, with the gas and steam portion (combined cycle) satisfactorily completed and placed in service December 1, 1996. The balance of the plant will be in service by mid-1997.

     Pinon Pine Co. and Pinon Pine Investment Co., subsidiaries of the Company, own 25% and 75%, respectively, of a 38% interest in The LLC with a subsidiary of General Electric Capital Corporation (GECC) holding a 62% interest. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier and available under
Section 29 of the Internal Revenue Code.

     The Company is under contract to build and operate the gasifier portion of the facility for Pinon Pine Co., LLC. The Company has also agreed to purchase from The LLC the syngas produced in the gasifier for use in the Company-owned power island. These contracts are contingent upon the gasifier meeting the necessary requirements to be eligible for the (S) 29 credits. The contracts also contain performance warranties which require the Company to make specified payments to, or to purchase the gasifier from, the LLC under certain conditions. See Note 5 of the Company's consolidated financial statements.


Alturas Intertie
----------------

     The planned 345 KV line will originate at the Bonneville Power Administration transmission line west of the northeastern California town of Alturas. It will extend south 165 miles to an existing Company substation in Reno. In January 1996, the California Commission certified the final Environmental Impact Report/Statement (EIR/S) prepared for the project and granted the Company a Certificate of Public Convenience and Necessity which recognizes the need for and benefit of the project. To date, the Company has spent $68.6 million on the project.

     In February 1996, the lead federal agency, the Bureau of Land Management
(BLM) issued a positive Record of Decision for the project approving the issuance of a right-of-way grant for approximately 70 miles of BLM land and confirming that the EIR/S for the project meets the requirements of the National Environmental Protection Act. Final Records of Decision have not yet been heard by the Modoc National Forest or the Humboldt-Toiyabe National Forest. The Company is continuing to work with the Modoc National Forest in California to resolve outstanding environmental issues under their jurisdiction.

     The Company and the Humboldt-Toiyabe National Forest (HTNF) were unable to reach agreement with respect to the route for the line on HTNF lands. Additionally, the Truckee Meadows Regional Planning Commission, citing land use conflicts, failed to find the project in conformance with the regional plan.

     To address these issues the Company has modified the southern portion of the line in Washoe County and withdrawn its application with the HTNF. This partial reroute has increased project costs by $15 million to approximately $135 million including AFUDC. This additional cost includes right-of-way ($3.5 million), transmission facilities ($3.5 million), additional environmental matters ($3.0 million) and AFUDC ($5.0 million).

     The Company is working to conclude the permitting process and begin construction in late summer 1997, assuming all required permits are obtained. When operational, the project is expected to provide greater system reliability and an additional route to bring in hydro-electricity from the Pacific Northwest. If the Company is unable to meet the expected load forecast as a result of the absence, or extended delay in completion of the intertie an alternative would be the construction of generation within our control area.


FACILITIES AND OPERATIONS
-------------------------

Total System
------------

     As of December 31, 1996 the Company's electric transmission facilities consisted of approximately 3,800 overhead pole line miles and 80 substations. Its distribution facilities consisted of approximately 9,200 overhead pole line miles, 4,300 underground cable miles and 176 substations.

     The Company continues to maintain a wide variety of resources in its generation system. During 1996 the Company generated 55% of its total electric energy requirements in its own plants, purchasing the remaining 45% as shown below:


                                                 Percent
                               Megawatt-Hours    of Total
                               --------------    --------
Company Generation
------------------
   Gas/Oil                          2,899,100       34.2
   Coal                             1,714,697       20.2
   Hydro                               54,801        0.6
                                    ---------      -----
Total Generated                     4,668,598       55.0
                                    ---------      -----

Purchased Power
---------------
   Long-Term Firm:
     Utility Purchases              1,820,790       21.5
     Non-Utility Purchases:
       Geothermal                     766,831        9.0
       Other                          134,309        1.6
   Spot Market                      1,090,909       12.9
                                    ---------      -----
          Total Purchased           3,812,839       45.0
                                    ---------      -----

                   Total            8,481,437      100.0
                                    =========      =====

          Despite an increase in natural gas prices during 1996 over the lower 1995 level, generation from the Company's gas/oil-fired units made up the largest percentage of total output at 34.2%.

          The Company's decision to purchase spot market energy is based on the economics of purchasing "as-available" energy when it is less expensive than the Company's own generation. At the time of the 1996 system peak, the Company had purchased firm capacity under long-term contracts with other utilities and qualifying facilities (QFs) equal to 23.5% of total system peak hour capacity. In 1996, most of the Company's non-utility generation came from QFs, except for 20,252 megawatt hours, which came from two small power producers. The percentage of spot market energy purchases (12.9%) was somewhat lower than the previous year but still well above pre-1995 levels. Wet weather conditions in the Pacific Northwest created an abundance of low-cost energy during much of 1996, of which the Company took advantage whenever possible.


Load and Resources Forecast
---------------------------

          The Company's total system capability and peak loads for 1996, and as estimated for summer peak demand through 2001 (assuming no curtailment of supply or load and normal weather conditions) are indicated below.


                                       Capacity at
                                        1996 Peak                     Forecasted Summer MW
                                   -----------------        -----------------------------------------
                                       MW         %          1997     1998     1999     2000     2001
                                   -----------   ---        -----    -----    -----    -----    -----
Company Generation:
   Existing                             964       68%       1,053    1,053    1,053    1,053    1,053
                                      -----      ---        -----    -----    -----    -----    -----
Purchases:
   Long/Short-Term Firm(1)(2)           262       19%         295      294      292      285      285
   Interruptible Customers                5        1%           5        5        5        5        5
   Non-Utility Generators                74        5%          74       74       74       74       74
                                      -----      ---        -----    -----    -----    -----    -----
     Subtotal                           341       25%         374      373      371      364      364
                                      -----      ---        -----    -----    -----    -----    -----
Additional Required                     104        7%          40       93      122      165      215
                                      -----      ---        -----    -----    -----    -----    -----
Total System Capacity                 1,409      100%       1,467    1,519    1,546    1,582    1,632
                                      =====      ===        =====    =====    =====    =====    =====

Net System Peak (3)                   1,225       87%       1,280    1,330    1,352    1,385    1,433
Planning Reserve                        184       13%         187      189      194      197      199
                                      -----      ---        -----    -----    -----    -----    -----
        Total                         1,409      100%       1,467    1,519    1,546    1,582    1,632
                                      =====      ===        =====    =====    =====    =====    =====
Growth over
   previous year                                              4.1%     3.5%     1.8%     2.3%     3.2%
                                                            =====    =====    =====    =====    =====

(1) Value net of losses.
(2) There are currently no contracts for short-term firm purchases. Values shown represent potential purchases within existing transmission system limits.
(3) The system peak shown for 1996 is the actual system peak of 1,225 MW, which occurred on July 22, 1996.

          With regard to total system capacity, the Company is expected to maintain a planning reserve margin consistent with the Western System Coordinating Council guidelines. This reserve margin was 184 megawatts in 1996, which the Company expects will increase to 197 megawatts by 2001. To accommodate the system requirement during the 1997-2001 time period, it will be necessary to secure additional capacity beginning in 1997. The Nevada Commission, through the electric resource planning process, approved the Pinon Pine Power Project, which will provide 89 megawatts beginning in 1997. The "Additional Required" will be met by short-term purchases through 1998. The least-cost option for needs beginning in 1999 will be evaluated in the Company's next Resource Plan filing due in 1998.

          For information concerning the financing of the constructed generation included in the preceding table, refer to the Construction Program section and
                                              --------------------
the Management's Discussion and Analysis - Construction Expenditures and Financing.

Generation
----------

         The Company's total generating capability for the upcoming 1997 Summer Peak is as follows:

                                               Number
                                               ------
                                                 of      MW          Year(s)
                                                 --      --        ------------
 Name                Type/Fuel                 Units   Capacity     Installed
 ----                -----------               -----   --------    ------------
Valmy                Steam/Coal                   2      265        1981 and 1985
Tracy                Steam/Gas, Resid. Oil        3      244     1963, 1965, 1974
Pinon                Combined Cycle/Coal, Gas     1       89          1996 - 1997
Clark Mtn CT's       CT/Gas, Diesel Oil           2      138                 1994
Ft. Churchill        Steam/Gas, Resid. Oil        2      226        1968 and 1971
Other                GT/Gas, Diesel Oil,
                     Propane, Hydro              35       91          1899 - 1970
                                                       -----
                                                       1,053
                                                       =====

(CT)  Combustion Turbine
(GT)  Gas Turbine

     The Company owns 100 percent of all of its electric generation plants with the exception of Valmy. The Company owns an undivided 50 percent interest in the Valmy plant. Idaho Power Company (Idaho Power) owns the remainder. The capacities shown above for the Valmy plant represent the Company's share only. The table above includes the generation capacity of the 100% SPPC-owned power island portion of the Pinon Pine Power Project. The gasifier portion of Pinon is owned by the Pinon Pine Co., LLC (The LLC). Pinon Pine Corp. and Pinon Pine Investment Co., subsidiaries of the Company, own 25% and 75% of a 38% interest in The LLC with General Electric Capital Corporation (GECC) owning the remaining 62%.

     Four of the Company's hydro generation units are located on the Truckee River, which runs approximately 110 miles from Lake Tahoe, through Reno/Sparks, to Pyramid Lake. The Company also leases two units from the Truckee-Carson Irrigation District under a 30-year operating lease which expires in 1998. The units are in the Lahontan Reservoir area, 70 miles southeast of Reno. See Leaseholds.
----------


Purchased Power
---------------

     The Company continues to manage a diverse portfolio of contracted and spot market supplies, as well as its own generation, in order to keep the Company's net average system costs as low as possible. With the wet weather conditions and mild temperatures prevailing in the Pacific Northwest over much of 1996, the Company was also able to purchase surplus economy energy at very low costs.

     The Company is a member of the Northwest Power Pool and Western Systems Power Pool. These pools have provided the Company further access to spot market power in the Pacific Northwest and the Southwest. In turn, the Company's generation facilities provide a backup source for other pool members who rely heavily on hydroelectric systems. The Company has an agreement with PacifiCorp's Utah division and Idaho Power in which a portion of the energy purchased by the Company from PacifiCorp is transmitted through the Idaho Power system. The agreement also provides added access to spot market power.

     The Company purchases spot market energy, both hydro and thermal-produced, by the hour, based upon economics and system import limits. During drought years, when less spot market hydro energy is available, the Company resorts to energy produced by more expensive fossil fuels. For example, during the early 1990s drought conditions increased regional demand in the Pacific Northwest which coupled with load growth restricted the availability of the region's hydro energy resources. In recent years, however, very wet weather conditions in the Pacific Northwest allowed the Company to purchase large amounts of surplus economy energy at prices which had not been experienced since 1986. Of continuing concern to any purchaser of hydro-generated energy are proposals by regulators, in the interest of saving the salmon, recommending closure of some hydro operations on the Snake and Columbia rivers. The amounts available and the price will depend on weather conditions in the Pacific Northwest and proposals by regulators. The amount of excess generating capacity in other systems and the existence of competition in providing utilities with economic incentives to make secondary sales also will be important factors.

     Currently, the Company has contracted for a total of 265 megawatts of long-term firm purchased power from the utility suppliers listed below. Several of the Company's firm purchase power contracts contain minimum purchase obligations. Meeting them has not been a problem for the Company in the past, and is not expected to be a problem in the future.

                                                                        Minimum
                                 Contract    Operation   Termination   Capacity
Contract Party                   Capacity      Date         Date           %
--------------                   --------    ---------   -----------   --------
Idaho Power                       75 MW      Nov 1989     May 1999         50%
Idaho Power (for Elko)            15 MW      Mar 1994     May 2000         40%
Tri-State                         25 MW      June 1991    Feb 2007         50%
PacifiCorp                        75 MW      June 1989    Feb 2009         70%
PacifiCorp/Utah Power (1)         75 MW      May 1991     Apr 2021         78%

(1) THE COMPANY HAS THE RIGHT TO TERMINATE THE PACIFICORP/UTAH CONTRACT EFFECTIVE APRIL 30, 2000.

     According to regulations of the Public Utility Regulatory Policies Act, the Company is obligated, under certain conditions, to purchase the generation produced by small power producers and cogeneration facilities at costs determined by the appropriate state utility commission. Generation facilities that meet the specifications of the regulations are known as qualifying facilities (QFs). As of December 31, 1996, the Company had a total of 105 megawatts of maximum contractual firm capacity under 15 contracts with QFs. The Company also had contracts with four projects at fluctuating short-term avoided cost rates. All contracts currently delivering power to the Company at long-term rates have been approved by either the Nevada Commission or the California Commission, and have QF status. These long-term QF contracts terminate under their own provisions between 2006 and 2039.

     The actual QF output of 74 megawatts during the summer 1996 peak was less than the firm contracted amount of 105 megawatts. The table on page 17 reflects actual performance during the 1996 summer peak period. Any capacity shortfall created by under-performance was included in the Company's 1995 Resource Plan.

     Energy purchased by the Company from QFs constituted 9% of the net system requirements during 1996. These contracts continue to provide useful diversity for the Company in meeting its load peak. All the QFs from which the Company makes firm purchases are either geothermal (86%), hydroelectric or biomass.

     Some QF contracts have been priced higher than alternative utility energy suppliers in the past. The changing nature of some QF contracts has resulted in lower prices to the Company. The long-term contract with California Energy Company for the Desert Peak geothermal plant terminated in January 1996. A new agreement with significantly lower pricing is now in place for future purchases from that plant. Another long-term contract with Far West reverted to the lower short-term avoided cost rates starting in December 1996.

     The Company has been making spot market purchases at a reduced cost. The Company has some control over dispatch in its newer purchased power contracts with QFs. In addition, contract expiration dates are staggered to meet changes in demand.

     The Company's electric resource planning process has evaluated purchased power as a supply-side alternative and prices have been competitive with alternatives.


Transmission
------------

     In planning its transmission capacity, the Company considers its generation and purchased power needs, as well as the opportunity for providing retail and wholesale wheeling services.

     The Company's existing transmission lines extend some 300 miles from the crest of the Sierra Nevada in eastern California, northeast to the Nevada-Idaho border at Jackpot, Nevada, and some 250 miles from the Reno area south to Tonopah, Nevada. A 230 KV transmission line connects the Company to facilities near the Utah-Nevada state line, which in turn interconnects the Company to Pacificorp's Utah division. A 345 KV transmission line connects the Company to Idaho Power facilities at the Idaho-Nevada state line. The Company also has two 120 KV lines and one 60 KV line interconnecting with Pacific Gas and Electric (PG&E) on the West side of the Company's system at Donner Summit, California. Two 60 KV transmission ties allow wheeling of up to 14 megawatts of power from the Beowawe Geothermal Project, which is located within the Company's service area, to Southern California Edison. These two minor interties are available for use during emergency conditions affecting either party.

     The Company's transmission intertie system provides access to competitively-priced energy supplies. The existing system has played a major role in helping stabilize the Company's energy costs by allowing surplus energy purchases throughout the year, but especially during the spring snow melt in the Pacific Northeast.

     The Company also relies on transmission capacity to address system emergencies, (such as the loss of generating units), reducing the need for additional reserve generating capacity. The Company provides up to 148 MW of transmission service under long-term firm contracts.

     The Company is currently developing the Alturas Intertie to provide the means of serving existing native load and new customers, and to significantly increase the Company's access to lower cost resources. Assuming all required permits can be obtained, the anticipated in-service date of this intertie is the summer of 1998. The projected in-service date is dependent on the outcome of outstanding regulatory approvals yet to be acquired. See Alturas Intertie.

     The Company has agreements with Pacificorp's Utah division and Idaho Power which allow for up to 50 megawatts of the energy purchased by the Company from PacifiCorp to be transmitted through the Idaho Power system. The Company also has an interconnection agreement with PG&E that requires PG&E to maintain a firm transmission rating of 108 megawatts, provided the Company pays the Company for any necessary system upgrades. The interconnection's major purpose is to provide an alternative transmission path in the event of an emergency on the Company's system. The Nevada Commission, in a previous electric resource plan opinion and order, approved the payment for upgrades into the late 1990's.
These upgrades are considered regulatory assets and are amortized over lives similar to Company-owned facilities. At December 31, 1996 these regulatory assets amounted to $5 million. See Note 1 of the Company's consolidated financial statements.

Fuel Availability
-----------------

     The Company's 1996 fuel requirements for electric generation were provided by natural gas (61%), coal (37%), and oil (2%). During 1996 natural gas remained the economic generation fuel choice, over oil, for generation plants other than Valmy, which is a coal-fired plant.

     The average costs of coal, gas and oil for energy generation per million British thermal units (MMBtu) for the years 1992-1996 were as follows:


                                    Cost per MMBtu
                        -------------------------------------
                         1996    1995    1994    1993    1992
                        -----   -----   -----   -----   -----
     Gas                $2.10   $1.65   $2.19   $2.19   $1.70
     Coal                1.88    2.19    2.07    2.05    2.08
     Oil                 3.48    3.80    3.37    3.54    3.36

     Since commencing operation of its Valmy coal-fired generating units in the early 1980s, the Company operated these units at a higher load level than its gas/oil-fired units because gas and oil fuels had been generally more expensive. However, the Company has operated its gas/oil-fired units at increased levels since 1989 due to the competitive pricing of natural gas during this time period.

     The Company's contract with Black Butte Coal Company (Black Butte), for coal shipments from the Black Butte Mine in Wyoming to Valmy, is in effect until June 30, 2007 or until all commitments required by the contract are delivered and/or canceled. Given the current rate of consumption, the Company anticipates meeting the minimum commitment required by the contract several years prior to its 2007 termination date. At that time the Company will evaluate market conditions and put in place lower cost strategies. This may include purchases on the spot market.

     The Company, in concert with the other owner of Valmy, Idaho Power, is actively exploring and implementing options to more rapidly amortize the Black Butte contract prior to its June 30, 2007 final expiration date. In late June 1996, the Company and Idaho Power spent $5 million to cancel all Black Butte contractual requirements for the 1996-97 contract year. This cancellation had three main benefits:

       1. To give the Company and Idaho Power the opportunity and flexibility to purchase coal on the lower cost spot market, reducing the overall fuel cost to the Valmy station and increasing the plant's operations;
       2. To reduce the coal inventory at the Valmy station; and
       3. To save the differential rail transportation costs between coals originating in Wyoming compared to replacement coals originating in Utah.

     In the fall of 1996 the Company agreed with Idaho Power to further reduce the Black Butte balancing account through additional actions. Idaho Power agreed to take delivery of quantities of Black Butte coal at the Jim Bridger Power Station (which is located directly across Interstate 80 from the mine) during the months of July, August and September. In return, the Company agreed to buy out an amount of Black Butte coal rather than coal from the Bridger mine. The Company will pay this additional $1.5 million prior to the end of the 1996-97 contract year on June 30, 1997.

     The Company's coal contract with Canyon Coal Company (Canyon) which provides coal from Canyon's Utah operations extends until the year 2003. The original contract was with Coastal States Coal Company which was sold to Canyon Fuel Company, LLC during 1996. The contract also contains volume commitments which the Company expects to meet.

     The total amount of coal burned at the Valmy Power Plant during 1996 was
1.1 million tons. As of December 31, 1996, the coal inventory balance was 307,017 tons, or roughly 54 days of consumption at 100% capacity. The Company targets an average annual coal stock-pile sufficient to provide 30 days supply at full load.

     The Company has increasing gas demands and a need for firm capacity, primarily for electric generation, but also for load growth in its LDC.

     In 1995 Tuscarora Gas Transmission Company, jointly owned by subsidiaries of SPR and TransCanada Pipelines, USA Limited (TransCanada), completed construction and began service through its new interstate natural gas pipeline, to the Tracy Power Plant. The 229-mile, 20-inch pipeline provides the Company with 95,000 decatherms per day of firm transportation service and direct access to the gas reserves of the Western Canadian Sedimentary Basin, one of the largest known reserves of natural gas in North America. The Tuscarora capacity, matched with upstream capacity on interconnecting pipelines, will substantially reduce the historical gas curtailments experienced by the electric division and provide a competitive alternative for fuel supply.

     The Company meets its needs for residual oil for generation through purchases on the spot market. With no other mitigating factors, the Company's residual oil inventory policy is to maintain 50,000-75,000 barrels at each of its Tracy and Fort Churchill facilities. The actual residual oil inventory level at these two sites was 144,882 barrels as of December 31, 1996 which is equal to six days supply at 100% load factor operation. Total residual oil consumption in 1996 was 147,395 barrels.

                             NATURAL GAS BUSINESS
                             --------------------

BUSINESS AND COMPETITIVE ENVIRONMENT
------------------------------------

     The Company's natural gas business is a local distribution company (LDC) in the Reno/Sparks area that accounted for $67.4 million in 1996 operating revenues (11% of total company operating revenues). The LDC has experienced rapid customer growth over the past 10 years as a result of population increases in the Company's service territory, active recruitment of businesses into northern Nevada, and special programs promoting the conversion from other energy sources to natural gas. The Company's 1996 peak day send-out for its local distribution system was 84,204 decatherms, occurring on January 22, 1996. A new record peak day sendout of 114,375 decatherms occurred on January 13, 1997.

     Natural gas offers economic and environmental advantages over other energy sources for space heating, water heating and other uses in residential, commercial and industrial markets. Growth in the residential and small commercial sectors is expected to continue with a renewed emphasis on the development of those areas where gas service is not yet available. Continued successful economic development activity in 1996 should add additional industrial gas sales in 1997.

     The Company is responsible for securing its own gas supply. The Company has personnel and resources in place to deal with the complexities and opportunities presented by the current gas markets and regulatory environment. The Company has purchased spot market and firm gas supplies to meet electric generation fuel requirements since November 1988, and firm gas supplies to meet its LDC requirements since June 1991.

     The Company is an active participant in ongoing workshop discussions examining issues relating to gas utility regulation in an increasingly competitive environment. The participants of the workshop, sponsored by the Nevada Commission, represent various customer and utility interests in the State. The issue of further unbundling of natural gas services at the retail level is particularly relevant to the Company's efforts to provide customers choice in their purchases of energy and energy services.

     A new firm transportation service was developed by the Company and approved by the Nevada Commission during 1996. The new service provides eligible large commercial and industrial customers with the option of higher priority firm transportation service in addition to the already available interruptible transportation service. The variable rate structure of the transportation service tariffs allows the Company to compete with customer bypass initiatives and alternative energy options. Currently two customers secure their own gas supplies with the Company providing transportation service on its distribution system.

     The Company's natural gas LDC business is also subject to competition from other forms of energy available to utility customers. Large customers with fuel switching capabilities compare natural gas prices to alternative energy source prices. To remain competitive, the Company offers an incentive natural gas sales rate (INGR) to these customers.

     The Value Based Service Tariff (VBST) was developed in 1995 to compete with the natural gas transportation options available to the Company's largest customers. Currently, nine customers are taking service under VBST Service Agreements. In addition to VBST and the transportation services available to eligible large customers, the Company offers bundled firm sales services for all customers.

     With the construction of the Tuscarora Pipeline in 1995, the ability of large customers to obtain firm transportation rights into northern Nevada increases the choices available to natural gas customers in the area. Tuscarora presents opportunities for business growth through expanded services in a regional natural gas market.


NATURAL GAS INTEGRATED RESOURCE PLANNING
----------------------------------------

     The Company prepares an integrated natural gas resource plan which is required to be filed with the Nevada Commission every three years and covers a year planning period. See Rate Proceedings.
                           ----------------

FACILITIES AND OPERATIONS
-------------------------

     Natural gas purchased for the Company's retail gas customers and for use in its electric generating plants is transported on several FERC regulated pipelines.

     Northwest Pipeline Corporation (Northwest), in conjunction with Paiute Pipeline Company (Paiute), provides the Company access to natural gas supplies in British Columbia, the Rocky Mountain region, and the San Juan basin. Northwest is a major interstate pipeline stretching from the Canadian border at Sumas, Washington, to the northwestern corner of New Mexico. Paiute interconnects with Northwest at the Idaho/Nevada border and runs southwest to the Reno/Lake Tahoe area of Nevada and California.

     With completion of the Tuscarora Pipeline in 1995, SPR has a financial interest in natural gas transmission facilities serving the northern Nevada market. TGTC, a partnership between a subsidiary of SPR and a subsidiary of TransCanada, began service in 1995. Tuscarora interconnects with Pacific Gas Transmission (PGT) near Malin, Oregon and terminates at the Tracy Power Plant east of Reno/Sparks. In addition to providing natural gas service to the Company's Tracy Power Plant and distribution customers in the area, Tuscarora Pipeline also provides service to the Company's main distribution system serving the Company's retail gas customers in Reno/Sparks and the Truckee Meadows. Tuscarora Pipeline also provides service to the community of Malin, Oregon and the Sierra Army Depot near Herlong, California.

     PGT is a major interstate pipeline stretching from the Canadian border at Eastport, Idaho to the California/Oregon border near Malin, Oregon. NOVA and Alberta Natural Gas (ANG) pipelines are upstream of PGT in the British Columbia and Alberta provinces of Canada. Firm transportation service on Tuscarora and upstream pipelines improves the reliability of the Company's gas supplies and provides additional access to abundant and competitively priced supplies in Alberta, Canada.

     The Company has contracted for firm winter-only and annual gas supplies with 10 Canadian and domestic suppliers to meet the firm requirements of its LDC and electric operations. The contracts total 120,000 decatherms per day through March 1997; 40,000 decatherms per day for April through October 1997; and 50,000 decatherms per day for the remainder of the year. Most of these contracts provide for a fixed price. This ensures that the Company is able to lock in a significant portion of its gas supply cost while retaining the flexibility to purchase spot market supplies.

     The Company's firm natural gas supply is supplemented with natural gas storage services and supplies from a Northwest facility located at Jackson Prairie in southern Washington and LNG storage from a facility located in Lovelock, Nevada. The LNG facility is operated by Paiute and is used for meeting peak demand. The Jackson Prairie and LNG facilities can contribute a total of approximately 45,000 decatherms per day of peaking supplies. The Company meets its peak day requirements above Northwest/Paiute capacity with firm transportation capacity on the Tuscarora Pipeline and PGT.

     Starting November 1, 1996, the Company entered an agreement to sell winter seasonal peaking supplies to another company over a seven year period. The contract provides for the payment to the Company of a monthly reservation charge, reimbursement of pipeline capacity charges during the winter, and a volumetric commodity charge based on the market price for natural gas. The Company was able to enter into this agreement due to the additional gas supplies being delivered on Tuscarora Pipeline and because of the ability of its power plants to utilize a variety of fuels.

     Following is a summary of the transportation and approximate storage capacity of the Company's current gas supply system. Firm transportation capacity on the Northwest/Paiute system exists to serve primarily the LDC. Firm transportation capacity on the PGT/Tuscarora system exists primarily to serve the Company's electric generating plants. Storage capacity is generally used for the peaking requirements of the LDC.


Transportation Capacity
-----------------------
     Northwest  -        70,696   decatherms per day firm
                         90,000   decatherms per day interruptible
     Paiute     -       105,774   decatherms per day firm from November
                                  through March
                         63,044   decatherms per day firm from April
                                  through October
                         90,000   decatherms per day interruptible
     NOVA       -        30,000   decatherms per day firm
     ANG        -        30,000   decatherms per day firm
     PGT        -        30,000   decatherms per day firm
                         30,000   decatherms per day firm (winter only)
                         90,000   decatherms per day interruptible
     Tuscarora  -        95,000   decatherms per day firm

Storage Capacity
----------------

     Northwest  -       277,997   decatherms from Jackson Prairie
                         12,733   decatherms per day from Jackson Prairie
     Paiute     -       463,034   decatherms from Lovelock LNG
                         35,078   decatherms per day from Lovelock LNG
                                  facility

     The Company's LDC natural gas requirements have averaged between 10 and 12 million decatherms annually over the past few years. Total LDC therm supply requirements in 1996 and 1995 were 11.8 million decatherms and 10.8 million decatherms, respectively. Electric generating fuel requirements for 1996 and 1995 were 31 million decatherms and 25 million decatherms, respectively.

     As of December 31, 1996 the Company owned and operated 1,219 miles of three-inch equivalent natural gas distribution lines.

                                WATER BUSINESS
                                --------------


Business and Competitive Environment
------------------------------------

     The local water distribution business contributed $45.3 million (7.3%) to the Company's 1996 operating revenues.

     The Company's water business is seasonal to the extent that nearly 70 percent of consumption occurs from May through September as a result of residential and commercial irrigation needs. Permanent conservation measures have resulted in a reduction of usage in drought and non-drought years.

     The Company continues to pursue the Negotiated Settlement which has been in the works for several years. The Company is currently operating under a Preliminary Settlement Agreement (PSA) and Interim Storage Contract until the final document is completed. The PSA is a complex set of agreements on Truckee River issues involving the U.S., California, and Nevada governments and the Pyramid Lake Paiute Tribe. Pursuant to the PSA, the Company and the other parties are currently negotiating an operating agreement for the Truckee River and reservoirs on the river, including Lake Tahoe and Boca Reservoirs for drought storage for the Company. The Company will gain use of federal reservoirs for drought reserves in exchange for providing excess non-drought year water for fishery purposes.

     The Negotiated Settlement, which is expected to be completed in 1997, will resolve much outstanding litigation on the river. For the operating agreement and PSA to become effective there must be a final resolution of outstanding litigation involving the Company and the parties. Prior to completion, the settlement must satisfy the National Environmental Protection Act (NEPA) through an environmental impact study on the operating plan for the settlement implementation which is expected to be filed in mid-1997. Related agreements and water accounting systems are in development and expected to be finalized by mid-1997. The water conservation and water quality agreements were completed in 1996.

     Water obtained from the Truckee River and its tributaries is processed through two major treatment facilities and combined with water pumped from 24 supply wells to serve the needs of the Company's water customers. The Company's upstream reservoirs have a capacity of approximately 7.2 billion gallons of untreated water storage. Additional storage of up to 4.6 billion gallons has been secured in federal reservoirs under a 25-year contract signed in May 1994 or until the Negotiated Settlement goes into effect. This contract will be replaced by a larger storage agreement once the Negotiated Settlement is in place.

     As a condition of the Negotiated Settlement, the Company's 45,000 unmetered residential water customers must have meters installed. This retrofit program began in 1995 and was approved by the Nevada Commission in early 1996. Installation funding is provided by new business development. In the early years of the 10 to 12 year program, our meters will be installed only for customers who volunteer for the program. Once 90% of the meters have been installed, the program may become mandatory. Through year-end 1996, meters have been installed in the homes of 6% of the previously unmetered customers.

     After the conversion of both the Hunter Creek and Highland Treatment Facilities to treated water storage facilities, the Company will have water storage capacity of approximately 106 million gallons in its treatment plant reservoirs and distribution storage tanks. Due to this conversion, to treated water storage from open storage, Highland will lose approximately 30 million gallons of its capacity, which accounts for the reduction from 1995 to 1996. Refer to Water Treatment Facilities.

     As of December 31, 1996 the Company owned and operated 1,399 miles of six-inch equivalent transmission and distribution mains. The total volume of water distributed during 1996 and 1995 was approximately 22 and 20 billion gallons, respectively. The Company's peak day send-out of water during 1996 was 117 million gallons, which was an increase from the 1995 peak of 111 million gallons.

     During 1995 comprehensive legislation was adopted by the Nevada Legislature which provides for regional planning and cooperative management of all aspects of water in the region and the ability of the County to create a remediation district. The Regional Water Planning Commission was created to develop an integrated water plan. The water plan was developed throughout 1996, and has received all necessary approvals from local government entities. By April 1997 the plan will be submitted to the Nevada Legislature for its approval. The Company and Washoe County have negotiated an agreement which provides methodology to determine retail service area boundaries and establishes the Company as the wholesale purveyor for the region. The parties are currently waiting for approval of the agreement from the Nevada Commission. These cooperative efforts between the Company and local agencies will help ensure regional planning and integrated water service.

Supply and Integrated Resource Planning
---------------------------------------

     The Company's water supplies are based on surface water and groundwater sources, with the addition of drought storage and refill provisions sufficient to withstand a repeat of the recent eight-year drought. The Company's water supply during normal years consists of approximately 80 percent from the Truckee River and 20% from local wells. During drought years, approximately 75% of supply comes from the Truckee River and 25% from wells.

     The river originates in Lake Tahoe and flows north and east through Reno and Sparks to Pyramid Lake, northeast of Reno. During the drought, little water flowed out of Lake Tahoe for four years, so other system tributaries and reservoirs made up the stream flow. Normal flows and storage levels recovered during 1995 and 1996. The 1997 winter season produced sufficient snowfall, which, combined with the water storage remaining from 1996, should provide ample water supplies through 2000.

     The Company plans for future water supplies through the use of an integrated analysis of demand projections, drought reserves and facility capacity. The resulting water resource plan is submitted periodically to the Nevada Commission for review and approval. The most recent Integrated Water Resource Plan (1995 - 2015) was approved in 1994. Although there is no statutory requirement to file future integrated Water Resource Plans, the Nevada Commission ordered that an update to the current plan be filed in 1998.

     As part of the Water Resource Plan, the Company gained approval for three additional sources of supply and upstream drought storage, increasing the approved limit of the Company's water commitments from 82,000 acre feet annually to 97,400 acre feet annually. This allows substantial margin for growth and still have the Company capable of withstanding continued drought. An interim storage contract was reached among the Company, the United States, the Pyramid Lake Paiute Indian Tribe and Washoe County Water Conservation District. It allows the Company to store up to 14,000 acre feet of water for drought use in two federal reservoirs. The Negotiated Settlement discussed above provides the greatest opportunity for drought storage beyond the Resource Plan time frame, with sufficient drought storage to support annual customer demands of up to 119,000 acre feet annually.


Water Treatment Facilities
--------------------------

     The Safe Drinking Water Act (SDWA) amendments passed by Congress in 1986 significantly impacted the cost of the Company's treatment plant facilities. The Company was officially notified in 1991 by the Nevada State Health Division that, under the requirements of the Surface Water Treatment Rule (SWTR) of the SDWA, filtration of water at its non-filtered plants would be required. The Company submitted and received approval of a filtration compliance plan with the Nevada State Health Division. The plan provided for a three-year extension of the original deadline to June 1996.

     In order to comply with SWTR filtration requirements and meet projected capacity demands, the Company has completed the construction of a second phase of the Chalk Bluff treatment plant. The first phase, completed in spring 1994, provided a capacity of 27 million gallons per day (MGD) using high- rate filtration approved by the State Health Department. The second phase of the facility, with a capacity of 42 MGD, was completed in April 1996. The Company's Glendale treatment plant also underwent enhancements to its treatment processes which were completed in June 1996. Completion of these projects results in full compliance with the SWTR requirements.

     The Company's Idlewild chemical-process treatment plant was removed from operation in 1994 and now serves as a transfer pumping station. Of the two remaining chemical-process plants, Hunter Creek was removed from operation as a treatment facility in October 1995 and was converted to a covered storage facility in May 1996. Highland was removed from operation as a treatment facility in June 1996, and is being converted to a 20 MGD storage facility to be completed by May 1997. Combined, Hunter Creek and Highland will provide 50 million gallons of treated water storage for fire protection, operating storage and emergency requirements.

     The Company uses groundwater from 24 supply wells. Manmade contaminants from local business operations, in levels exceeding drinking water standards, have been found in five of these wells. Treatment equipment costing $2.2 million has been installed on two of the wells and the wells have been returned to operations. The three other wells have been removed from operation. The Company has entered into a bilateral compliance agreement with the Nevada State Health Division which requires these three wells to be in compliance by October 1998. The Company continues its involvement in a cooperative remediation effort with public officials to determine the source and extent of the contaminant and to develop a plan to abate the contamination on an area-wide basis. Washoe County has the ability to create a special remediation district to help cover the cost of this effort. The County Commission passed a resolution initiating proceedings to create the remediation district, and will be proposing legislative amendments to facilitate the establishment of the district. The remediation plan is expected to be developed by June 1998.

     As of December 31, 1996, the Company has spent approximately $114 million on water treatment improvements and treated water storage facilities. These investments include Chalk Bluff, Glendale, well treatment, and the Highland and Hunter Creek Reservoirs. An estimated $15 million will be spent in 1997-2001 for additional treatment improvements.

                              CONSTRUCTION PROGRAM
                              --------------------

     Construction expenditures, including allowance for funds used during construction (AFUDC), for 1996 were $180 million and for the period 1991 through 1996 were $811.4 million. Estimated construction expenditures for 1997 and the period 1998-2001 are as follows (dollars in thousands):

                                                                       Total
                                             1997       1998-2001     5-Year
                                           ---------   -----------   ---------

Electric Facilities                        $111,091    $  398,631    $509,722
Water Facilities                             21,240        45,202      66,442
Gas Facilities                                9,565        35,051      44,616
Common Plant                                  4,579        11,516      16,095
                                           --------    ----------    --------
     Total Construction Expenditures        146,475       490,400     636,875
AFUDC                                        (8,456)       (9,651)    (18,107)
Net Salvage, including cost of removal        1,089         3,648       4,737
Net Customer Advances and
     Contributions in Aid of
      Construction                           (3,634)      (14,491)    (18,125)
                                           --------    ----------    --------
     Total Cash Requirements               $135,474    $  469,906    $605,380
                                           ========    ==========    ========

          Total construction expenditures estimated for 1997-2001, for each segment of the Company's business, consist of the following (dollars in thousands):

                                                                 Total
                                         1997     1998-2001     5-Year
                                       --------   ----------   ---------
Electric Facilities:
     System Improvements               $ 35,697   $  219,843    $255,540
     New Business Extensions             31,468      130,647     162,115
     New Transmission                    28,517       37,560      66,077
     New Generation                      14,284            -      14,284
     Other                                1,125       10,581      11,706
                                       --------   ----------    --------
                                       $111,091   $  398,631    $509,722
                                       ========   ==========    ========
Water Facilities:
     Treatment Plant Improvements        11,860        3,149      15,009
     Distribution Improvements            7,487       27,684      35,171
     New Business Extensions              1,305        5,770       7,075
     Other                                  588        8,599       9,187
                                       --------   ----------    --------
                                       $ 21,240   $   45,202    $ 66,442
                                       ========   ==========    ========
Gas Facilities:
     New Business Extensions           $  6,922   $   27,428    $ 34,350
     Other                                2,643        7,623      10,266
                                       --------   ----------    --------
                                       $  9,565   $   35,051    $ 44,616
                                       ========   ==========    ========

          The numbers in the preceding table represent currently planned construction expenditures of the Company. There are a number of items discussed in the foregoing business sections that are not included in the table, such as:
                                            ---
(1) additional investment which may be required to serve the total electric load forecasted for the 1997-2001 time period (see the table on page 17. Refer to Item 7 Management's Discussion and Analysis.

          The Company anticipates no significant expenditures for compliance with the Clean Air Act amendments of 1990. Refer to Environment.
                                                     -----------

          The Company's estimated construction program is prepared annually within guidelines imposed by changing economic, regulatory and environmental conditions which may alter the nature and estimated cost of the program. Included in the category of Electric Facilities, System Improvements, is $4.9 million for damage replacements due to the flood of 1997. In the category of Water Facilities Treatment Plant Improvement, is $1.6 million primarily for flood damage to the Glendale Water Treatment Facility.


                              GENERAL REGULATION
                              ------------------

          The Company is subject to the jurisdiction of the Nevada and California Commissions with respect to rates, standards of service, siting of and necessity for generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric operations. The Nevada Commission also has jurisdiction with respect to the Company's gas and water operations. The Company submits integrated resource plans regarding its electric, gas, and water business operations to the Nevada Commission for approval.

          Under federal law, the Company is subject to certain jurisdictional regulation, primarily by the FERC. The FERC has jurisdiction under the Federal Power Act with respect to rates, service, interconnection, accounting, and other matters in connection with the Company's sales of electricity for resale and the transmission of energy for others. The FERC also has jurisdiction over the natural gas pipeline companies that the Company utilizes.

          As a result of regulation, many of the fundamental business decisions of the Company, as well as the rate of return it is permitted to earn on its utility assets, are subject to the approval of governmental agencies.

          The Company is also subject to regulation by the authorities referred to under the Environment.
             -----------

                               RATE PROCEEDINGS
                               ----------------

     During 1996, 90.6% the Company's revenues were from retail sales of electricity, natural gas and water in Nevada; 6.8% from retail sales of electricity in California and 2.6% from sales of electricity for resale in Nevada and California.

NEVADA MATTERS
--------------

     In December 1994, the Nevada Commission approved the Company's request to combine its 1995 Electric and Natural Gas Integrated Resource Plan in a single filing. In September 1995 the Nevada Commission approved this Resource Plan in its entirety. Among many components of the plan, are these three-year Action
Items:

     1. Approval of a natural gas purchasing strategy;

     2. Approval to permit the Fort Churchill site to accommodate two 90 megawatt combustion turbines; and

     3. Approval to develop a new generation site.


     On November 7, 1996, the Company received an operating permit from the Nevada Division of Environmental Protection for two 83 MW combustion turbines for the Fort Churchill site. In 1996, the Company selected an architectural/engineering consultant to perform a generation siting study anticipated to be completed in April 1997. At that time a new site will be selected.

     In the 1995 resource plan, the Company prepared a strategy for Demand Side Management that responds to the pressure of growing competition and the price of its basic product. The Company continues to design and pursue cost effective demand side management through the Custom Energy Solutions Program and the Interruptible Program where it continues to make economic sense for its customers. The next electric resource plan is due to be filed mid-1998.

     The 1995-2014 Electric and Gas Integrated Resource Plan contains forecasts of future natural gas demand and the Company's plans to meet those requirements economically while maintaining service reliability and flexibility. Also included in the plan are distribution facility additions including the Company's LDC interconnection with the Tuscarora Pipeline. The resource plan identifies the criteria used in evaluating gas supply contracts, the proposed mix of firm and interruptible natural gas supplies, and the supply sources required to meet peak day demands over the planning period. The next gas resource plan is due mid 1997.

     The Company intends to file a water rate case in 1997 to recover cost increases related to investments in water plant to comply with the Safe Drinking Water Act.

     See Item 7, Nevada Matters, California Matters, and FERC Matters and Note 2
                 --------------  ------------------      ------------
of the Company's consolidated financial statements.

                                  ENVIRONMENT
                                  -----------

GENERAL
-------

     As with other utilities, the Company is subject to federal, state and local regulations governing air and water quality, hazardous and solid waste, land use and other environmental considerations. These considerations affect the construction and operation of electric, gas and water utility facilities.

     The Nevada Utility Environmental Protection Act requires Nevada Commission approval prior to the construction of major utility generation and transmission facilities. The Nevada Division of Environmental Protection and the Federal Environmental Protection Agency administer regulations involving air quality, water pollution, solid, hazardous and toxic waste.

     The Company's Board of Directors has a comprehensive environmental policy and separate board committee on environmental compliance which oversees corporate performance and achievements related to the environment. Through its employees, the Company's business activities are guided by the corporate environmental policy, which places environmental considerations at the forefront of the decision-making process.



1996 ACTIVITIES
---------------

     Start-up of the combined cycle power island of the Pinon Pine Power Project in December 1996 was a significant event. A DOE Clean Coal Technology Project, Pinon will be capable of burning natural gas or gas synthesized from coal. Besides providing the flexibility to burn the most economic fuel available, pollutant and greenhouse gas emission rates are significantly lower than those from conventional or scrubbed coal generation units. As an added benefit, water use per unit of electricity produced is much lower than for other similar power plants.

     The Company conducted compliance audits on 59 sites, including eight vendor sites. During 1996, remediation was performed on eight sites at a cost of more than $320,000. In addition, 28 spills were successfully remediated. In 1995 the Company identified one site that was formerly used for manufacturing gas from oil. Currently, the Company has negotiated a sale of this parcel. The Company's total liability for this site is estimated to be $500,000, of which approximately $250,000 has been spent through December 31, 1996. The remaining balance has been accrued as a liability on the December 31, 1996 consolidated balance sheets.

     In 1996, the Company continued and initiated several actions in accordance with its policy to be an environmental leader in principle and practice. These actions have resulted in reduced pollutant and greenhouse gas emission rates at power plants, demonstrated stewardship of wildlife and waterfowl habitat on and adjacent to Company property, improved water quality conditions, and lowered cost of compliance with environmental regulations.

     Once again the Company was awarded bonus sulfur dioxide emission allowances by the US Environmental Protection Agency (EPA) for use of geothermal energy, a renewable resource. Sierra received 666 bonus allowances in 1996. Under the Acid Rain Rule of the Clean Air Act, bonus emission allowances are granted to utilities that have avoided sulfur dioxide emissions by using renewable energy to generate electricity or by reducing electricity demand with energy conservation and efficiency measures. Only four US utilities have been awarded more bonus allowances than the Company.

     As a voluntary Climate Challenge participant, the Company filed with the DOE its second annual report on greenhouse gas emissions and actions taken to reduce them. Carbon dioxide, the principal greenhouse gas, is produced when oil, natural gas or coal is combusted. Some scientists are concerned that rising levels of carbon dioxide and other greenhouse gases may lead to rapid changes in climate conditions, potentially resulting in serious economic and environmental impacts. About 3.7 million tons of carbon dioxide were produced from the Company's generating units; however, emissions could have been about 665,000 tons more if certain actions had not been taken, representing a 15% reduction. Use of renewable resources (geothermal and hydroelectric energy), energy conservation and efficiency measures, generating unit efficiency improvements, increased use of natural gas over oil (a benefit of the Tuscarora Pipeline Project completed in 1995), reuse of coal fly ash in cement production, and natural gas use in fleet vehicles contributed to offset carbon dioxide emissions.

     Stewardship of Nevada's water and wildlife resources is being demonstrated at the Fort Churchill and Tracy power plants. At Fort Churchill the Company expanded its 1995 wetland restoration efforts with a joint effort at the wetlands on the Mason Valley Wildlife Refuge. The Refuge, adjacent to the Walker River, is administered by the Nevada Department of Wildlife (NDOW). This cost and resource-sharing partnership between the Company, NDOW, and Ducks Unlimited involves use of cooling water from the Company's facilities. Water will be piped to wetland ponds on the Refuge, expanding open water recreation opportunities and wildlife habitat by about 500 acres. Besides enhancing water resources in the region, this project is an inexpensive way to improve cooling systems at the generating units.

     Implementation of a riparian habitat improvement project and planning for an 80 acre wetland restoration project at Tracy Power Plant occurred in 1996. The riparian project consists of removing an invasive weed along the Truckee River and planting willows and cottonwood trees. Besides providing bank stability along the cooling pond levee, habitat for birds and mammals will be enhanced and river water quality conditions improved. The 80 acre wetland restoration project will have similar environmental benefits, in addition to reducing the potential for flood damage in the vicinity of the power plant.

     While the Company has been involved with waste minimization projects for years, during 1996 a formal pollution prevention program was initiated. The Company's Pollution Prevention Program will increase awareness of wasteful practices and products, and introduce decision-making tools and processes which have been shown to prevent, reduce, reuse, or recycle hazardous, solid and liquid waste streams.

     In September 1994, the United States Environmental Protection Agency Region VII (EPA) notified the Company that it was being named as a potentially responsible party (PRP) regarding the past improper handling of PCBs by PCB Treatment, Inc. located in Kansas City, Kansas and Kansas City, Missouri (the Sites). EPA is requesting that the Company voluntarily pay an undefined (pro rata) share of the ultimate clean-up costs at the Sites. A number of the largest PRP's have formed a Steering Committee which is chaired by the Company. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation and pursue actions against recalcitrant parties, if necessary. EPA has issued an Administrative Order on Consent requiring signatories to perform certain investigative work at the Sites. The Steering Committee has retained a consultant to prepare both a removal site evaluation to determine the nature and extent of the contamination at the sites and an engineering evaluation/cost analysis to determine and evaluate alternatives for removal action to prevent, mitigate, or otherwise respond to or remedy the release or threatened potential subsequent release of hazardous substances. The consultant will also perform a streamlined risk assessment that includes contaminant identification, exposure assessment, toxicology assessment and human health and environmental risk characterization. The Company has recorded a preliminary liability for this site of $500,000 of which approximately $26,000 has been spent through December 31, 1996. The remaining balance is shown as a liability on the December 31, 1996 consolidated balance sheets. Once the removal site evaluation and the engineering evaluation/cost analysis are completed, the Company will be in a better position to estimate and record the ultimate liabilities for this site.

                                    GENERAL
                                    -------

FACILITIES
----------

     The Company's general office building is located at 6100 Neil Road, Reno, Nevada. The facility is leased by the Company for an initial term of 25 years, which will end on June 30, 2010. The lease includes six renewal options for five years each and two renewal options for 10 years each. See Note 14 of the Company's consolidated financial statements.

     Other major facilities include the operations center, transportation building and warehouse located at Ohm Place in Reno and 13 business offices/service centers located throughout the Company's service territory.


LEASEHOLDS
----------

     The Company operates portions of its electric system as lessee under lease agreements with Truckee-Carson Irrigation District (TCID) and Mineral County Power System.

     Under terms of the TCID lease, the Company is obligated to pay an annual lease payment of $108,000 plus 2% of gross revenues derived from operations within the leasehold area, which covers portions of Washoe (excluding Reno/Sparks), Lyon, Storey and Churchill counties. In 1996, the Company paid approximately $351,000 as 2% of gross revenues. The lease expires in July 1998, at which time TCID is obligated to purchase any Company capital improvements unless the lease is renewed. To date, capital improvements, net of depreciation, total $21.3 million.

     Under terms of the Mineral County Power System lease, the Company is obligated to pay, on a sliding scale, a percentage of gross revenues derived from operations within the leasehold area. The leasehold area includes the towns of Hawthorne, Mina, and Luning, along with other unincorporated towns roughly 100 miles southeast of Reno. During 1996 the Company paid $145,000 on gross revenues of $6.2 million. The lease expires in 2000. As with TCID, Mineral County Power System is obligated to purchase any Company capital improvements unless the lease is renewed. To date, capital improvements, net of depreciation, total $7.2 million.

FRANCHISES
----------

     The Company has nonexclusive franchises or revocable permits, in fact by grant (in most cases for specified terms of years) or in effect by acquies cence, to carry on its business in the localities in which its respective operations are conducted in Nevada and California. The franchise requirements of the various cities and counties in which the Company operates provide for varying payments based either on gross revenues, in which case the Company collects the fees directly through customer billings and remits to grantors of the franchise, or net profits from operations, which the Company records as expense. Franchise payments expense aggregated $1.0 million during 1996. Following are the Company's major franchises.

Franchise                                 Type of Service        Expiration Date
---------                             -----------------------   -----------------
Reno                                  Electric, Gas and Water   January      2006
Sparks                                Electric                  May          2006
Sparks                                Gas                       May          2007
Sparks                                Water                     April        2004
Carson City                           Electric                  February     2012
City of Elko                          Electric                  April        2017
City of South Lake
  Tahoe                               Electric                  April        2018
Washoe County                         Gas and Water             May          2015
Washoe County                         Electric                  September    2015
Eureka  County                        Electric                  July         2018

     The Company applies for renewal of franchises in a timely manner prior to their respective expiration dates.

RESEARCH, DEVELOPMENT AND DEMONSTRATION
---------------------------------------

     The Research, Development and Demonstration (RD&D) mission is to establish, encourage and execute RD&D related activities in pursuit of corporate excellence. In particular, the focus is on the activities to improve customer competitiveness and satisfaction, while strengthening the Company's corporate financial position.

     The RD&D program includes elements managed and executed locally, those in participation with other utilities through the Electric Power Research Institute
(EPRI), the Gas Research Institute, the American Gas Association, the American
Waterworks Association, and other utility groups.   These activities focus on
performance improvements of existing utility facilities, effective resource utilization, efficiency improvements for customers' equipment, technologies, and generation technology for alternative energy resources.

     The Company donated its electric vehicle to the University of Nevada, Reno for development of a special metropolitan area transportation project utilizing the electric vehicle as a pilot instant rent-a-car.

     The Company's strategy includes effective use of technology to improve its business processes, existing and future. The key to this strategy is timely implementation of proven technologies, such as those resulting from its collaborative research and testing efforts with EPRI. The Company also supports future technology applications with investments in energy-related technology. For example, through SPR's partnership investments in Nth Power Fund, an R&D Venture Capital Fund, the Company has the opportunity to adopt and profit from new energy-related technologies.

ITEM 2.   PROPERTIES

     Substantially all utility plant is subject to the lien of the Indenture of Mortgage, dated December 1, 1940, and supplemental indentures thereto between the Company and State Street Bank and Trust, as trustee, securing the Company's outstanding first mortgage bonds.

     See Item 1 - Business.


ITEM 3.  LEGAL PROCEEDINGS

     The Company, through the course of its normal business operations, is currently involved in a number of legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS


     The Company is a wholly-owned subsidiary of Sierra Pacific Resources and, as such, its common stock is not publicly traded and no market exists for it. Cash dividends declared on common stock were as follows (dollars in thousands):

                            1996
                      -----------------

                      First Quarter       $16,000
                      Second Quarter       16,000
                      Third Quarter        16,000
                      Fourth Quarter       16,000
                                          -------

                         Total 1996       $64,000
                                          =======


                           1995
                      -----------------
                      First Quarter       $     -
                      Second Quarter       27,000
                      Third Quarter        14,000
                      Fourth Quarter       15,000
                                          -------

                         Total 1995       $56,000
                                          =======


     Note: The dividends scheduled above represent payments from the Company to its parent, SPR. Dividends declared by SPR on its publicly traded stock totaled $36.1 million during 1996.

     Future dividends are subject to factors that ordinarily affect dividend policy, such as future earnings and the financial condition of the Company. After provision for payment of dividends on all outstanding shares of preferred stock and subject to limitations in the Company's restated articles of incorporation and its indentures, dividends may be paid on the common stock out of any funds legally available for that purpose when declared by the Board of Directors. As of December 31, 1996 approximately $72.5 million of retained earnings was available for the payment of dividends on common stock under the most restrictive of these limitations.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                           Year Ended December 31,
                                                                           (dollars in thousands)
                                                                  -------------------------------------------
                                                         1996           1995         1994         1993         1992
                                                      ------------   ----------   ----------   ----------   ----------
Operating Revenues                                      $  619,724   $  597,784   $  603,193   $  521,568   $  476,769
                                                        ==========   ==========   ==========   ==========   ==========
Operating Income                                        $  107,008   $  101,811   $   95,983   $   90,562   $   84,823
                                                        ==========   ==========   ==========   ==========   ==========
Income Before Preferred
 Dividends                                              $   75,400   $   65,983   $   60,863   $   57,457   $   49,843
                                                        ==========   ==========   ==========   ==========   ==========
Income Applicable
  to Common Stock                                       $   67,351   $   58,609   $   52,929   $   49,196   $   44,203
                                                        ==========   ==========   ==========   ==========   ==========
Total Assets                                            $1,842,628   $1,729,818   $1,605,710   $1,554,896   $1,392,490
                                                        ==========   ==========   ==========   ==========   ==========
Long-Term Debt and
  Redeemable Preferred
  Stock                                                 $  655,787   $  547,124   $  531,233   $  526,177   $  536,654
                                                        ==========   ==========   ==========   ==========   ==========
Cash Dividends Paid
  on Common Stock                                       $   63,000   $   54,000   $   51,000   $   48,000   $   44,200
                                                        ==========   ==========   ==========   ==========   ==========


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------


     Net income before preferred dividends in 1996 was $73.7 million, an increase of $7.7 million compared to 1995. The Company's most recent three-year average return on year-end common equity was 10.5%. For 1996 the Company was authorized to earn a return on equity of 12% in its Nevada electric department, and 11.5% and 11.75%, respectively, in its Nevada gas and water departments. In November 1995, the California Commission changed the electric authorized return on common equity from 11.3% to 11.6%, effective January 1, 1996.

     On February 6, 1997, the Nevada Commission approved a new rate plan. As part of the new rate plan the Company will refund $13 million to electric customers. The Company recorded this refund in 1996 as a reduction in revenues. See Note 2 of the Company's consolidated financial statements.

     Nevada, the Company's primary jurisdiction, uses a marginal cost method for setting electric and gas rates by customer class. As a result, changes in sales mix (i.e., consumption by customer class) can result in increases or decreases in revenues, regardless of changes in total consumption.

     The components of revenue margin are set forth below (dollars in thousands):

                                   1996       1995       1994
                                 --------   --------   --------
Operating Revenues:
   Electric                      $507,004   $491,419   $498,680
   Gas                             67,376     62,572     65,174
   Water                           45,344     43,793     39,339
                                 --------   --------   --------
        Total Revenues            619,724    597,784    603,193
                                 --------   --------   --------
Energy Costs:
   Electric                       223,177    212,473    244,404
   Gas                             32,479     37,330     41,296
                                 --------   --------   --------
        Total Energy Costs        255,656    249,803    285,700
                                 --------   --------   --------
          Revenue Margin         $364,068   $347,981   $317,493
                                 ========   ========   ========

Revenue Margin by Division:
   Electric                      $283,827   $278,946   $254,276
   Gas                             34,897     25,242     23,878
   Water                           45,344     43,793     39,339
                                 --------   --------   --------
        Total                    $364,068   $347,981   $317,493
                                 ========   ========   ========

     Energy costs are comprised of purchased power, fuel for power generation, gas purchased for resale and deferred energy. Average energy costs are set forth below:

                                  1996             1995             1994
                                 ------           ------           ------
Average cost per KWH
  of purchased power             3.15cents        3.35cents        3.64cents
Average cost per KWH
  of generated power             2.20cents        2.02cents        2.31cents
Average cost per therm of
  gas purchased for resale      27.48cents       32.74cents       29.12cents

     The $15.6 million, 3.2%, increase in electric operating revenues during 1996 generally followed the regional increase in customers. The $7.3 million, 1.5%, decrease in 1995 electric operating revenues, compared to 1994, was due primarily to the $18.8 million fuel rate decrease granted by the Nevada Commission on May 1, 1995. This decrease was offset by a simultaneous $6.5 million general base rate increase and continued customer and MWH sales growth.

     Gas operating revenues for 1996 increased $4.8 million, 7.7%, over 1995, due to increased sales and continued customer growth. 1995 gas operating revenues were down $2.6 million, 4.2%, compared to 1994, primarily due to warmer weather in the fourth quarter of 1995. This decrease was partially offset by continued customer and gas sales growth throughout the year.

     Water department revenues increased $1.6 million, 3.5%, during 1996, primarily as a result of customer growth. Water revenues increased $4.5 million, 11.3%, during 1995 over 1994, reflecting a full year of a $6 million rate increase and customer growth.

     During 1996, the Company increased both its levels of electric generation and power purchases in order to keep pace with the increasing demand for electricity. Kilowatt hours generated in 1996 increased 11.3% from 1995 levels, and kilowatt hours purchased increased 8.7% during the same period. The total cost of electric generation per kilowatt hour increased 8.9% from 1995 to 1996, driven by a 20.9% increase in the cost of fuel between years. This increase in fuel costs is due primarily to an increase in the cost of natural gas over the lower levels of 1995. Despite this increase, natural gas remained the fuel of choice for 1996, rather than oil or coal. The total cost of purchased power increased only $2.8 million, 2.1%, from 1995 to 1996. The increase in volume of power purchases and the reduced cost per KWH are due to increased availability of inexpensive hydro-electric power from the Northwest, as a result of wet winter weather in that region. For 1995 purchased power and fuel costs for power generation decreased by $6.7 million, 5.3%, and $5.1 million, 5.6%, respectively, from 1994. During the same period, the Company increased generation by 7.7% and purchased power 1.3%, however, the combined cost of both declined from 1994 due to lower unit costs of purchased power and natural gas.

     For 1996, while the Company increased total therms of natural gas purchased for resale by 8.0%, the total cost of acquiring those therms decreased by $3.3 million, 9.3%, due to a 16.1% decrease in per-therm cost, from 1995. Purchased gas in 1995 was up $2.1 million, 6.3%, from the prior year due to a 12.4% increase in unit costs, and a 2.6% reduction in weather-related sales.

     Deferral of energy costs-net decreased following the suspension of deferred energy accounting in the Company's California jurisdiction. The 1996 income represents the write-off of the over-collected balance at the time of the suspension. Deferral of energy costs-net decreased from 1994 to 1995, following the Nevada Commission authorized change in deferred energy accounting. In March 1995, the remaining balances in the Company's (Nevada jurisdiction, only) deferred energy receivables accounts were collected and the Company suspended use of the deferred energy accounting methodology. Fluctuations in purchased gas, fuel and purchased power expenses from the base fuel rates are now reflected in earnings. Refer to Note 2 of the Company's consolidated financial statements for discussion of deferred energy accounting.

     Other operating expenses including labor, services and materials were up $1.6 million, 1.3%, from 1995, excluding the cost of a coal contract buy-out. Including the cost of the $4 million coal contract buy-out, these 1996 operating expenses were up 4.7% over 1995. The 1995 expenses were $10.3 million, 9.6%, higher than for 1994 due primarily to $11.6 million of merger expense. 1995 and 1996 increases in wages for bargaining unit employees, and additional water treatment expenses were offset by staff reductions.

     The Company's gas and water departments experienced negligible increases in maintenance expense in 1996. Electric department maintenance expense was up $1.8 million, 11.4%, in 1996, due primarily to maintenance on the Valmy power plant boiler $506,145, transmission stations $625,841, and overhead lines $333,591. Maintenance costs were up $2.2 million, 13.3%, in 1995 over 1994, due primarily to the overhaul of two turbine generators at the Tracy plant and maintenance of overhead distribution lines.

     Continued additions to utility plant contributed to an increase in depreciation expense of $3.1 million, 5.5%, over the prior year for both 1996 and 1995.

     Operating income taxes declined $1.1 million, 3.0%, in 1996, due to the deductibility of merger expenses following the termination of the merger. Operating income taxes for 1995 increased by $8.3 million, 28.4%, over 1994 due to increased pre-tax income and the tax impact of merger costs, a portion of which were not expected to be deductible for tax purposes.

     Increases in property, franchise, and other non-income taxes accounted for the $1.1 million, 6.4%, increase in this category for both 1996 and 1995 over the prior years. These increases are consistent with the increase in revenues and utility plant.

    Allowance for funds used during construction (AFUDC) is calculated using rates commensurate with the cost of debt and equity financing. For 1996, the AFUDC rate was higher than in 1995; and combined with higher construction-work-in-progress (CWIP) balances for the Alturas Intertie project, the Chalk Bluff water plant, and plant associated with the Pinon project throughout 1996, caused a doubling in AFUDC. The increase in AFUDC from 1995 was due to higher CWIP balances, especially in electric and water departments, offset slightly by lower rates.

    For 1996, other income(expense)-net was significantly higher ($.9 million income vs. $3.4 million expense) than in 1995. The 1995 data included among other items: non-recurring expense adjustments for transition interest and customer shared savings program; a change in tax regulations related to water department trust fund interest in 1994; lower carrying charge income; and a potential overcharge related to facilities. The 1995 amount was lower than in 1994 due to a reduction in carrying charge income, a reduction in income from the variable rate note trust; and a reduction in non-operating income tax.

    Other interest expense increased $2.8 million in 1996, due primarily to the absence of 1995 reversal adjustments that reduced interest expense that year. Other interest expense for 1995 was $4.1 million, 69.5%, lower than 1994 due primarily to reversal of interest accruals related to IRS audit matters.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
             ----------------------------------------------------

CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

     The table below shows cash construction expenditures and net internally generated cash for 1994 - 1996 (dollars in thousands):

                                      1996        1995        1994        Total
                                    ---------   ---------   ---------   ---------

Cash Construction Expenditures      $179,101    $133,088    $108,822    $421,011
                                    ========    ========    ========    ========
Net Cash Flow from Operating
 Activities                         $110,666    $153,935    $126,645    $391,246
Less: Cash Dividends Paid             69,559      61,420      58,981     189,960
                                    --------    --------    --------    --------
Net Internally Generated
 Cash                               $ 41,107    $ 92,515    $ 67,664    $201,286
                                    ========    ========    ========    ========
Net Internally Generated Cash
 as a Percentage of Cash
 Construction Expenditures                23%         70%         62%         48%
                                    ========    ========    ========    ========

     The Company's estimated construction expenditures for 1997-2001 are detailed in the Construction Program section. The Company estimates that 37% of its 1997 cash construction requirements will be provided by internally generated funds; 63% will be provided by a variety of other sources including issuance of long-term and short-term debt.

     During 1997 the Company anticipates receiving $25 million of common equity contributions from SPR. The 37% internal cash generation measure assumes that 100% of SPPC's net income is dividended to SPR. If actual SPR dividends were used instead of the Company's dividend to SPR, the ratio would increase to 61%.

     Estimated construction expenditures for 1997 and the period 1998-2001 are as follows (dollars in thousands):

                                                            Total
                                  1997       1998-2001      5-Year
                               ----------   -----------   ----------

Electric Facilities             $111,091      $398,631     $509,722
Water Facilities                  21,240        45,202       66,442
Gas Facilities                     9,565        35,051       44,616
Common Plant                       4,579        11,516       16,095
                                --------      --------     --------
 Total Construction
  Expenditures                   146,475       490,400      636,875
AFUDC                             (8,456)       (9,651)     (18,107)
Salvage, Net of Cost of
 Removal                           1,089         3,648        4,737
Net Customer Advances and
 Contributions in Aid of
  Construction                    (3,634)      (14,491)     (18,125)
                                --------      --------     --------
 Total Cash Requirements        $135,474      $469,906     $605,380
                                ========      ========     ========


CAPITAL STRUCTURE
-----------------

     On January 3, 1995, the Company replaced its lines-of-credit arrangements with an $80 million revolving credit facility, thus assuring itself a committed facility to support its commercial paper borrowings. At December 31, 1996, the Company had $38.0 million of short-term borrowings outstanding, all of which were in commercial paper. The Company's commercial paper is rated P2, A2 and D1- by Moody's, Standard & Poor's and Duff & Phelps, respectively.

     The Company's actual capital structure at December 31, 1996, 1995 and 1994 was as follows (dollars in thousands):

                                1996                 1995                1994
                         ------------------   ------------------   -----------------

Short-Term Debt (1)       $  53,434    (4%)    $  63,208    (5%)   $   58,683   (5%)
Long-Term Debt              607,287   (44%)      533,524   (43%)      510,833  (43%)
Preferred Stock             121,615    (9%)       86,715    (7%)       93,515   (8%)
Common Equity               606,896   (43%)      567,383   (45%)      531,277  (44%)
                          ---------------      ---------------     ---------------

                          $1,389,232 (100%)    1,250,830  (100%)    1,194,308 (100%)
                          ===============      ===============     ===============

(1)  Including current maturities of long-term debt and preferred stock.

     The indenture under which the Company's first mortgage bonds are issued prescribes certain coverage ratios that must be met before additional bonds may be issued. At December 31, 1996, these coverage provisions would allow for the issuance of approximately $477 million in additional first mortgage bonds at an assumed interest rate of 8%. The Company's long-term debt is rated A3, A- and A- by Moody's, Standard & Poor's and Duff & Phelps, respectively. The Company's pre-tax interest coverages for 1996, 1995, and 1994 were 3.50, 3.78, and 3.21, respectively.

     On November 13, 1996 SPR's Board of Directors declared a common dividend of $16.0 million, that was paid February 1, 1997, and a preferred dividend of $1.4 million, that was paid on March 1, 1997. On February 18, 1997, the Company's Board declared both common ($18.0 million) and preferred ($1.4 million) dividends, payable May 1, and June 1, 1997, respectively.

    In December 1996, the Company registered $35 million of collateralized debt securities. See Note 6 of the Company's consolidated financial statements.

    On June 3, 1996, the Company redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million.

     On July 29, 1996, Sierra Pacific Capital I, (the Trust), a wholly-owned subsidiary of the Company, issued $48.5 million (1,940,000 shares) 8.60% Trust Originated Preferred Securities (the Preferred Securities). See Note 7 of the Company's consolidated financial statements.


NEVADA MATTERS
--------------

     Under Nevada law, general rate increases must be based upon 12 months experienced (historic) costs. A 12-month historic test year may be updated an additional 90 days for certified expenditures and revenues. The Nevada Commission is obligated to issue its final decision within 180 days after the filing.

     As provided by statute, the Company is allowed to use deferred energy accounting procedures in its retail electric and gas operations. The intent of these procedures is to capture fluctuations in the cost of purchased gas, fuel and power. Deferred energy accounting allows a utility to defer the difference between actual monthly expense and the rates it is allowed to recover from its customers. The procedures also allow for an annual updating of fuel and purchased power costs and the amortization of deferred balances over a 12-month period. An optional mid-year filing can occur if the increase or decrease in total revenues exceeds 5%. The Company has suspended deferred energy accounting in its Nevada and California jurisdictions. See Notes 1 and 2 of the Company's consolidated financial statements.

     As a result of the termination of the merger certain filings were made. See
Note 2 of the Company's consolidated financial statements.

     Nevada has begun investigating various proposals which could result in a restructuring of the electric industry and increase competition among power providers. On June 28, 1996, the Nevada Commission issued an order in its electric restructuring investigation which approved forwarding to a Legislative Subcommittee a report entitled "The Structure of Nevada's Electric Industry:
Promoting the Public Interest". That report concluded that the Nevada Commission should continue to acquire information relating to past costs, uneconomic bypass, unbundling, and the potential for anticompetitive practices. Workshops are continuing to be scheduled to investigate these and other issues related to Nevada's electric industry. The Subcommittee issued a report to the Legislature for consideration during the 1997 legislative session. The Company cannot predict the outcome of these investigations or the effect that the adoption of any such proposals would have on the Company or its future earnings.

CALIFORNIA MATTERS
------------------

     SPPC utilizes an Energy Cost Adjustment Clause (ECAC) which provides for electric deferred energy accounting procedures similar to those described under "Nevada Matters" above. In addition, the California Commission permits the use of the following adjustment mechanisms: Attrition Rate Adjustment (ARA), a procedure used to adjust rates between tri-annual general rate filings and Electric Revenue Adjustment Mechanism (ERAM), a procedure used to adjust revenues for fluctuations in sales from those levels adopted in a general rate case decision.

     During the merger time frame the Company reached agreements with the California Commission concerning these mechanisms. As a result of the termination of the merger certain filings were made. See Note 2 of the Company's consolidated financial statements.

     On September 24, 1996, the Governor of California signed into law a bill restructuring California's electric services industry and reforming regulation. That bill provided for the restructuring of the electric industry beginning January 1, 1998. The law included creation of an Independent System Operator
(ISO) to efficiently operate the State's transmission system and ensure comparable access for power suppliers. It will also create a Power Exchange
(PX) to function as a spot market for electricity, and over time, to provide customers direct access to alternative suppliers. Utility provisions of performance-based ratemaking will be applied to remaining monopoly distribution services. Stranded costs will be recovered through a separate competitive transition charge on customers' bills.

     On March 4, 1997, the California Senate Committee on Energy, Utilities and Communications met to discuss how provisions of the restructuring bill apply to small and multi-jurisdictional utilities such as the Company. The committee reviewed the relevant provisions of the legislation and clarified that utilities have the option to request recovery of stranded costs. Utilities requesting recovery of stranded costs are required to freeze rates at June 10, 1996 levels and provide a 10% rate reduction for residential and small commercial customers. The committee also clarified that if utilities do not request recovery of stranded costs they are not required to participate in the ISO and PX. All utilities, including the Company, are required to make direct customer access available (based upon a yet unreleased California Commission phase-in plan) beginning January 1, 1998, so long as transmission facilities linking the utility to the ISO grid exist.


FERC MATTERS
------------

     On April 24, 1996, the FERC issued its final rules concerning transmission open access and stranded cost recovery. These were finalized in FERC Orders 888 and 889. The rules require that all public utilities that own and/or control transmission facilities must file tariffs that allow third parties to utilize the transmission facilities on a comparable basis to the use by the transmission owners. The transmission provider must provide tariffs that allow third parties to purchase point-to-point transmission service or service that has multiple points of receipt and delivery, much the same as the provider, which is called network service. The orders also require that the transmission provider "unbundle" the transmission rates into a transmission-only rate plus ancillary services for generation and scheduling activities performed by the provider. The purchase of the ancillary services by the customer from the transmission provider is largely optional.

     The Company filed its initial tariffs for open access transmission service by July 9, 1996 as required by FERC Order 888 (the Order). Final acceptance and approval of the filed rates are expected to occur over the following year, with the resulting rates, terms and conditions determined by the FERC for each utility. The impact of the new transmission rate and the provision of expanded transmission service have not been fully determined at this time.

     On July 12, 1996, the Company and six other northwest electric companies signed a memorandum of understanding to study the feasibility of creating an independent transmission grid operator (INDEGO) to insure non-discriminatory, open access to electric transmission facilities in compliance with the FERC rulings. Since that date, 12 other utilities have joined the group bringing the current number of participants to 19. The group plans to file the INDEGO proposal with FERC by the summer of 1997, and anticipates that limited operation would commence in early 1999.

     Another requirement of the Order is for utilities to establish an electronic bulletin board (OASIS) to facilitate the purchase and sale of transmission service. The Company has contracted with Salt River Project to meet this requirement and is part of the Southwest OASIS (SWOASIS). The SWOASIS became operational January 3, 1997 in accordance with FERC requirements, and can be found on the internet (http://www.swoasis.com).

     The Order also requires a distinct separation of personnel who act as wholesale marketers and as transmission marketers. The Company accomplished this requirement through restructuring into business units that separate these functions under different officers. The wholesale marketers for the Company no longer have exclusive access to information related to the transmission system. The wholesale marketers are required to place service requests and purchases based on information provided on the OASIS in the same manner as all other third parties.


OTHER
------

     Inflation affects the prices the Company and its subsidiaries must pay for labor, materials, equipment and supplies used in operations, maintenance and construction. Changes in fuel, purchased power and purchased gas costs, as a result of inflation or otherwise, were recovered through balancing account mechanisms, in years prior to 1995. Beginning in April 1995, changes in these costs, like all other costs, are recovered through general rate requests. Regulatory principles generally provide for recovery of the original cost of plant investment. To the extent that the Company experiences regulatory lag, the effects of inflation included therein are unrecovered.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                                  Page
                                                                  ----
FINANCIAL STATEMENTS:
REPORTS OF INDEPENDENT ACCOUNTANTS..............................   55
    Consolidated Balance Sheets
       As of December 31, 1996 and 1995.........................   57

    Consolidated Statements of Income
       Years Ended December 31, 1996, 1995 and 1994.............   58

    Consolidated Statements of Common Shareholder's Equity
       Years Ended December 31, 1996, 1995 and 1994.............   59

    Consolidated Statements of Capitalization
       As of December 31, 1996 and 1995.........................   60

    Consolidated Statements of Cash Flows
       Years Ended December 31, 1996, 1995 and 1994.............   61

    Notes to Consolidated Financial Statements..................   62


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Sierra Pacific Power Company
Reno, Nevada

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, common shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the years ended December 31, 1995 and 1994 were audited by other auditors whose report, dated February 16, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1996 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Reno, Nevada

February 14, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Sierra Pacific Power Company

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, cash flows, and shareholder's equity for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Power Company and subsidiaries at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.
San Francisco,  California
February 16, 1996

                         SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                             December 31,
                                                          1996         1995
                                                       ----------   ----------

               ASSETS
               ------
Utility Plant, at Original Cost:
 Plant in service                                      $1,984,781   $1,816,444
  Less accumulated provision for depreciation             606,406      556,710
                                                       ----------   ----------
                                                        1,378,375    1,259,734
 Construction work in progress                            164,835      153,067
                                                       ----------   ----------
                                                        1,543,210    1,412,801
                                                       ----------   ----------
Non-utility Investments                                    22,394       22,519
                                                       ----------   ----------

Current Assets:
 Cash and cash equivalents                                    890        1,373
 Accounts receivable less provision for
  uncollectible accounts: 1996 - $2,196
  1995 - $1,543                                            94,782       91,262
 Materials, supplies and fuel, at average cost             27,586       30,455
 Other                                                      3,948        2,346
                                                       ----------   ----------
                                                          127,206      125,436
                                                       ----------   ----------
Deferred Charges:
 Regulatory tax asset                                      67,667       69,610
 Other regulatory assets                                   67,319       82,841
 Other                                                     14,832       16,611
                                                       ----------   ----------
                                                          149,818      169,062
                                                       ----------   ----------
                                                       $1,842,628   $1,729,818
                                                       ==========   ==========
           CAPITALIZATION AND LIABILITIES
           ------------------------------

Capitalization:
 Common shareholder's equity                           $  606,896   $  567,383
 Preferred stock                                           73,115       73,115
 Preferred stock subject to mandatory redemption                -       13,600
 Company-obligated Mandatorily Redeemable Preferred
  Securities of the Company's Subsidiary Trust,
  Sierra Pacific Power Capital I, holding solely
  $50 million principal amount of 8.6% Junior
  Subordinated Debentures of the Company, due 2036         48,500            -
 Long-term debt                                           607,287      533,524
                                                       ----------   ----------
                                                        1,335,798    1,187,622
                                                       ----------   ----------
Current Liabilities:
 Short-term borrowings                                     38,000       56,000
 Current maturities of long-term debt
   and redeemable preferred stock                          15,434        7,208
 Accounts payable                                          53,998       90,815
 Accrued interest                                           6,178        5,300
 Dividends declared                                        17,365       16,785
 Accrued salaries and benefits                             11,300        9,265
 Other current liabilities                                 21,560       11,998
                                                       ----------   ----------
                                                          163,835      197,371
                                                       ----------   ----------
Deferred Credits:
 Accumulated deferred federal income taxes                162,438      158,972
 Accumulated deferred investment tax credits               41,835       43,797
 Regulatory tax liability                                  42,870       45,084
 Customer advances for construction                        39,429       40,168
 Other                                                     56,423       56,804
                                                       ----------   ----------
                                                          342,995      344,825
                                                       ----------   ----------
Commitments and Contingencies (Note 14)                $1,842,628   $1,729,818
                                                       ==========   ==========


    The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)




                                                            Year Ended December 31,

                                                           1996         1995        1994
                                                        -----------   ---------   ---------
Operating Revenues:
  Electric                                                $507,004    $491,419    $498,680
  Gas                                                       67,376      62,572      65,174
  Water                                                     45,344      43,793      39,339
                                                          --------    --------    --------
                                                           619,724     597,784     603,193
                                                          --------    --------    --------
Operating Expenses:
  Operation:
    Purchased power                                        122,272     119,464     126,190
    Fuel for power generation                              102,601      84,878      89,937
    Gas purchased for resale                                32,519      35,864      33,739
    Deferral of energy costs-net                            (1,736)      9,597      35,834
    Other                                                  123,178     117,619     107,327
  Maintenance                                               20,672      18,391      16,235
  Depreciation and Amortization                             58,118      55,065      52,176
  Taxes:
    Income taxes                                            36,241      37,370      29,113
    Other than income                                       18,851      17,725      16,659
                                                          --------    --------    --------
                                                           512,716     495,973     507,210
                                                          --------    --------    --------
Operating Income                                           107,008     101,811      95,983
                                                          --------    --------    --------

Other Income:
  Allowance for other funds used
   during construction                                       5,231       1,245       2,042

  Other income(expense)-net                                    867      (3,378)      2,363
                                                          --------    --------    --------
                                                             6,098      (2,133)      4,405
                                                          --------    --------    --------
Total Income Before Interest Charges                       113,106      99,678     100,388
                                                          --------    --------    --------

Interest Charges:
  Long-term debt                                            37,051      35,326      35,193
  Other                                                      4,579       1,781       5,834
  Allowance for borrowed funds
    used during construction and
     capitalized interest                                   (3,924)     (3,412)     (1,502)
                                                          --------    --------    --------
                                                            37,706      33,695      39,525
                                                          --------    --------    --------

Income Before Mandatorily
 Redeemable Preferred Securities                            75,400      65,983      60,863
  Preferred Dividend Requirements of
    Company-Obligated Mandatorily
    Redeemable Preferred Securities                         (1,749)          -           -
                                                          --------    --------    --------
Income Before Preferred Dividends                           73,651      65,983      60,863
  Preferred Dividend Requirements                           (6,300)     (7,374)     (7,934)
                                                          --------    --------    --------

Income Applicable to Common Stock                         $ 67,351    $ 58,609    $ 52,929
                                                          ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
            CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                            (DOLLARS IN THOUSANDS)



                                           1996        1995        1994
                                         ---------   ---------   ---------
Common Stock
------------
Balance at Beginning of Year
  and End of Year                        $      4    $      4    $      4
                                         --------    --------    --------

Other Paid-In Capital
---------------------

Balance at Beginning of Year              482,434     447,106     406,793
Additional investment
                                         --------    --------    --------
  by parent company                        36,000      35,328      40,313
                                         --------    --------    --------

Balance at End of Year                    518,434     482,434     447,106
                                         --------    --------    --------


Retained Earnings
-----------------

Balance at Beginning of Year               84,945      84,167      95,422
Income before preferred dividends          73,651      65,983      60,863
Preferred stock dividends declared         (5,879)     (9,205)     (7,981)
Common stock dividends declared           (64,000)    (56,000)    (64,000)
Cost of issuing common stock
  (reimbursement to parent company)          (259)          -        (137)
                                         --------    --------    --------
Balance at End of Year                     88,458      84,945      84,167
                                         --------    --------    --------


Total Common Shareholder's
  Equity at End of Year                  $606,896    $567,383    $531,277
                                         ========    ========    ========


    The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (DOLLARS IN THOUSANDS)

                                                                          December 31,
                                                                      1996           1995
                                                                   -----------   -------------
Common Shareholder's Equity:
---------------------------
Common stock, $3.75 par value,
    1,000 shares authorized, issued and outstanding                $        4      $        4
  Other paid-in capital                                               518,434         482,434
  Retained earnings                                                    88,458          84,945
                                                                   ----------      ----------
            Total Common Shareholder's Equity                         606,896         567,383
                                                                   ----------      ----------
Cumulative Preferred Stock:
--------------------------
  Not subject to mandatory redemption:
      $50 par value:
        Series A; $2.44 dividend                                        4,025           4,025
        Series B; $2.36 dividend                                        4,100           4,100
        Series C; $3.90 dividend                                       14,990          14,990
      $25 stated value:
        Class A Series 1; $1.95 dividend                               50,000          50,000
                                                                   ----------      ----------
            Subtotal                                                   73,115          73,115
  Subject to mandatory redemption:
      $50 par value; Series G; $4.12 dividend                               -          13,600
                                                                   ----------      ----------
            Total Preferred Stock                                      73,115          86,715
                                                                   ----------      ----------

  Company-obligated Mandatorily Redeemable Preferred
    Securities of the Company's Subsidiary Trust,
    Sierra Pacific Power Capital I, holding solely
    $50 million principal amount of 8.60% Junior
    Subordinated Debentures of the Company, due 2036                   48,500               -
                                                                   ----------      ----------

Long-Term Debt:
--------------
  First Mortgage Bonds:
     6.50%  Series K due 1997                                               -          15,000
     Unamortized bond premium and discount, net                          (906)           (947)
                                                                   ----------      ----------
     Subtotal, excluding current portion                                 (906)         14,053
                                                                   ----------      ----------

  Debt Secured by First Mortgage Bonds:
     2.00%  Series Z  due 2004                                            135             155
     2.00%  Series O  due 2011                                          1,736           1,852
     6.35%  Series FF due 2012                                          1,000           1,000
     6.55%  Series AA due 2013                                         39,500          39,500
     6.30%  Series DD due 2014                                         45,000          45,000
     6.65%  Series HH due 2017                                         75,000          75,000
     6.65%  Series BB due 2017                                         17,500          17,500
     6.55%  Series GG due 2020                                         20,000          20,000
     6.30%  Series EE due 2022                                         10,250          10,250
     6.95% to 8.65%  Series A  MTN due 2022                           115,000         115,000
     7.10% and 7.14%  Series B  MTN due 2023                           58,000          58,000
     6.83% and 6.86%  Series C  MTN due 1999                           30,000               -
     6.62% to 6.83%  Series C  MTN due 2006                            50,000               -
     5.90%  Series JJ due 2023                                          9,800           9,800
     5.90%  Series KK due 2023                                         30,000          30,000
     5.00%  Series Y  due 2024                                          3,335           3,395
     6.70%  Series II due 2032                                         21,200          21,200
                                                                   ----------      ----------
            Subtotal, excluding current portion                       527,456         447,652
                                                                   ----------      ----------
  Variable Rate Note:
     Water Facilities Note: maturing 2020                              80,000          80,000
     Total Funds Held in Trust                                              -         ( 9,175)
                                                                   ----------      ----------
            Subtotal                                                   80,000          70,825
                                                                   ----------      ----------
  Other, excluding current portion                                        737             994
                                                                   ----------      ----------
            Total Long-Term Debt                                      607,287         533,524
                                                                   ----------      ----------

TOTAL CAPITALIZATION                                               $1,335,798      $1,187,622
                                                                   ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                               Year Ended December 31,
                                                           1996          1995         1994
                                                        -----------   ----------   ----------
Cash Flows From Operating Activities:
----------------------------------------
  Income before preferred dividends                      $  73,651    $  65,983    $  60,863
  Non-cash items included in income:
      Depreciation and amortization                         58,118       55,065       52,176
      Deferred taxes and investment tax credits              1,233       (2,699)      (9,376)
      AFUDC and capitalized interest                        (9,155)      (4,657)      (3,544)
      Deferred energy costs                                 (1,736)       9,597       35,834
      Deferred interest on variable rate debt                 (602)        (708)         (67)
      Early retirement and severance amortization            7,877        2,127        1,488
      Merger costs                                           1,909       11,612            -
      Other non-cash                                         3,405        3,427        3,074
  Changes in certain assets and liabilities:
      Accounts receivable                                   (3,520)     (15,965)     (18,356)
      Materials, supplies and fuel                           2,869          935         (236)
      Other current assets                                  (1,602)         820           85
      Accounts payable                                     (36,817)      41,260          389
      Other current liabilities                             12,475       (5,814)      11,190
      Other - net                                            2,561       (7,048)      (6,875)
                                                         ---------    ---------    ---------
Net Cash Flows From Operating Activities                   110,666      153,935      126,645
                                                         ---------    ---------    ---------

Cash Flows Used in Investing Activities:
----------------------------------------
  Additions to utility plant                              (203,109)    (144,197)    (125,478)
  Non-cash charges to utility plant                          9,475        5,059        3,980
  Customer (refunds) advances for construction                (739)        (571)       1,070
  Contributions in aid of construction                      15,272        6,621       11,606
                                                         ---------    ---------    ---------
     Net cash used for utility plant                      (179,101)    (133,088)    (108,822)
  Disposal of (Investment in) subsidiaries and
     other non-utility property-net                            681      (16,950)        (565)
                                                         ---------    ---------    ---------

Net Cash Used in Investing Activities                     (178,420)    (150,038)    (109,387)
                                                         ---------    ---------    ---------

Cash Flows From (Used in) Financing Activities:
----------------------------------------------
 (Decrease) Increase in short-term borrowings              (16,059)      12,635       (4,641)
  Proceeds from issuance of long-term debt                  80,041            -            -
  Retirement of long-term debt                                (427)     (10,383)      (7,364)
  Decrease in funds held in trust                            9,175       23,058       22,203
  Retirement of preferred stock                            (20,400)      (6,800)      (6,800)
  Proceeds from Company-obligated Mandatorily
    Redeemable Preferred Securities                         48,500            -            -
  Additional investment by parent company                   36,000       35,329       40,313
  Expenses of external financing                                 -          (59)        (309)
  Dividends paid                                           (69,559)     (61,420)     (58,981)
                                                         ---------    ---------    ---------
Net Cash From (Used in) Financing Activities                67,271       (7,640)     (15,579)
                                                         ---------    ---------    ---------

Net (Decrease) Increase in Cash and
 Cash Equivalents                                             (483)      (3,743)       1,679
Beginning Balance in Cash and Cash Equivalents               1,373        5,116        3,437
                                                         ---------    ---------    ---------
Ending Balance in Cash and Cash Equivalents              $     890    $   1,373    $   5,116
                                                         =========    =========    =========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
  Cash Paid During Year For:
    Interest                                             $  41,256    $  37,706    $  36,617
    Income taxes                                            39,993       40,177       36,232

    The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

                                    General
                                    -------

Nature of Operations
--------------------

     The Company is a public utility primarily engaged in the generation, purchase, transmission, distribution and sale of electric energy. It provides electricity to approximately 278,000 customers in a total service area of approximately 50,000 square miles, including western, central and northeastern parts of Nevada, including the cities of Reno, Sparks, Carson City and Elko. The Company also serves a portion of eastern California, including the Lake Tahoe area.

     The Company also provides natural gas to approximately 96,000 customers in a total area of about 600 square miles in Reno/Sparks and surrounding area. It supplies water service to about 63,000 customers in the Reno/Sparks metropolitan area of about 160 square miles.

Subsidiaries
------------

     In 1995 the Company formed two subsidiaries for the specific purpose of investing in a Limited Liability Company with a subsidiary of General Electric Capital Corporation (GECC) in the Pinon Pine gasifier facility. These subsidiaries, Pinon Pine Corp. and Pinon Pine Investment Co. own 25% and 75%, respectively, of a 38% interest in Pinon Pine Co., LLC. See Note 4 of the Company's consolidated financial statements.

     On July 29, 1996, the Company formed a wholly-owned subsidiary, Sierra Pacific Power Capital I (Trust), for the purpose of completing a public offering of trust originated preferred securities. See to Note 5 of the Company's consolidated financial statements.

     These subsidiaries are consolidated into the financial statements of the Company, with all significant intercompany transactions eliminated.

Basis of Presentation
---------------------

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company maintains its accounts for electric and gas operations in accordance with the uniform system of accounts prescribed by the FERC and for water operations in accordance with the uniform system of accounts prescribed by the National Association of Regulatory Utility Commissioners.

     Certain reclassifications have been made for comparative purposes but have not affected previously reported income before preferred dividends or retained earnings.

                                 Utility Plant
                                 -------------

     In addition to direct labor and material costs, the Company also charges the following costs to the construction of utility plant: cost of time spent by administrative employees in planning and directing construction work; property taxes; employee benefits (including such costs as pensions, postretirement and postemployment benefits, vacations and payroll taxes); and an allowance for funds used during construction, which is calculated monthly on the total funds expended.

     The original cost of plant retired or otherwise disposed of and the cost of removal less salvage are charged to the accumulated provision for depreciation.

     The cost of current repairs and minor replacements is charged to operating expenses when incurred. The cost of renewals and betterments is capitalized.

     Allowance for Funds Used During Construction and Capitalized Interest
     ---------------------------------------------------------------------

     The Company capitalizes, as part of construction costs on utility plant, an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and a reasonable return on other funds used for construction purposes in accordance with rules prescribed by the FERC and the Nevada Commission. AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing other funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the utility to earn a fair return on, and recover in rates charged for utility services, all capital costs. This is accomplished by including such costs in rate base and in the provision for depreciation.

     The AFUDC rates used during 1996, 1995 and 1994 were 8.91%, 8.16% and 8.59%, respectively. As specified by the Nevada Commission, certain projects were assigned a lower AFUDC rate due to specific low-interest-rate financings directly associated with those projects.

                                  Depreciation
                                  ------------

     Depreciation is calculated using the straight-line method over the estimated remaining service lives of the related properties. The provision, as authorized by the Nevada Commission, for 1996, 1995 and 1994, stated as a percentage of the original cost of depreciable property, was 3.18%, 3.16%, and 3.15%, respectively.

                           Cash and Cash Equivalents
                           -------------------------

     Cash is comprised of cash on hand and working funds. Cash equivalents consist of high quality investments in commercial paper of other corporations with original maturities of three months or less.

     The Company engages in short-term investment activity whenever it is deemed beneficial. As of December 31, 1996 and 1995, the Company had no commercial paper investments (cash equivalents).

                            Other Regulatory Assets
                            -----------------------

     Accounting for the utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by agencies and the commissions of the various locations in which the utility businesses operate.

     In accordance with these principles, certain costs that would otherwise be charged to expense or capitalized as plant costs are deferred as regulatory assets based on expected recovery from customers in future rates. Management's expected recovery of deferred costs is based upon specific ratemaking decisions or precedent for each item. The following other regulatory assets were included in the consolidated balance sheets as of December 31 (dollars in thousands):

DESCRIPTION                                  1996       1995     AMORTIZATION PERIODS
-----------                                --------   --------   --------------------

Early Retirement and Severance Offers       $29,195    $43,269   Various through 2005
Loss on Reacquired Debt                      19,113     19,872   Various through 2023
Plant Assets                                  9,888      7,462   Various through 2031
Conservation and Demand Side Programs         6,805      9,069   Various through 2006
Other Costs                                   2,318      3,169   Various
                                            -------    -------
Total                                       $67,319    $82,841
                                            =======    =======

                           Deferral of Energy Costs
                           ------------------------

     The Company has suspended deferred energy accounting in its Nevada and California jurisdictions. Prior to May 1995 (Nevada) and June 1996 (California), the Company employed deferred energy accounting procedures in its electric and natural gas operations, as provided by statutes. The intent of these procedures was to capture fluctuations in the cost of purchased gas, fuel and purchased power. Deferred energy accounting required the Company to record the difference between actual fuel expense and fuel revenues as deferred energy costs. Refer to Note 2 of the consolidated financial statements.

                Federal Income Taxes and Investment Tax Credits
                -----------------------------------------------

     For regulatory purposes, the Company is authorized to provide for deferred taxes on the difference between straight-line and accelerated tax depreciation on post-1969 utility plant expansion property, deferred energy, and certain other differences between financial reporting and taxable income, including those added by the Tax Reform Act of 1986 (TRA). In 1981, the Company began providing for deferred taxes on the benefits of using the Accelerated Cost Recovery System for all post-1980 property. In 1987 the TRA required the Company to begin providing deferred taxes on the benefits derived from using the Modified Accelerated Cost Recovery System.

     Investment tax credits (ITC) are no longer available to the Company. The deferred ITC balance is amortized over the estimated service lives of the related properties.

     The Company is part of an affiliated group that files consolidated tax returns with its parent, SPR. The income tax provision of the group is allocated to each of the subsidiaries as if each filed a separate return. Deferred taxes are provided on temporary differences at the statutory income tax rate in effect as of the most recent balance sheets date.

                                    Revenues
                                    --------

     The Company accrues unbilled utility revenues earned from the dates customers were last billed to the end of the accounting period. These amounts are included in accounts receivable.


NOTE 2.  REGULATORY ACTIONS
---------------------------

     Nevada Proceedings
     ------------------

     In September 1994, the Nevada Commission approved a stipulation to settle the pending general rate case. The stipulation specified that the pre-1987 methodology be used to calculate fuel recoveries in deferred energy accounting. The original transition balance that arose when the methodology was changed in 1987 was offset by this change. Interest of $4.8 million on the transition balance was moved to a regulatory asset account. Amortization of this regulatory asset was completed in December 1996. While the suspension of deferred energy accounting continues, fluctuations in gas purchased for resale, fuel and purchased power costs from the base fuel rates will flow through earnings.

     The September 1994 stipulation also allowed for the deferred electric and gas energy rates to remain intact until the full deferred energy balances were recovered. In March 1995, the balances in SPPC's (Nevada jurisdiction) deferred energy accounts were collected and SPPC suspended use of the deferred energy accounting methodology, increased base rates by $6.5 million and decreased deferred fuel rates by $18.8 million.

     As a result of the termination of the merger, and as required by the September 1994 stipulation, the Company filed with the Nevada Commission an application to decrease deferred energy rates $8.2 million and increase purchased gas rates $1.3 million effective January 1, 1997. The Company also filed an application pursuant to the provisions of General Order 43 cost recovery mechanism to decrease its general rates by $1.4 million plus amortization of a balance of $3.6 million. The filings were accompanied by a motion to adopt the rate plan previously approved by the Nevada Commission in the proceeding related to the merger. Hearings concerning the motion were held, and additional discussions were conducted which resulted in a stipulated rate plan. The rate plan, approved by the Nevada Commission on February 6, 1997, includes: a one-time refund of $13 million to Nevada electric customers, a decrease of $7.1 million in electric rates, a rate freeze for electric and natural gas rates through December 31, 1999, continued suspension of deferred energy accounting. In addition, the deferred energy and purchased gas filings were withdrawn and the General Order 43 cost recovery filing was resolved by an additional $2.4 million decrease in electric rates.

     The Nevada rate plan also provides for a 50/50 sharing between customers and shareholders of electric and gas utility earnings in excess of a 12 percent return on equity. SPPC has an opportunity, subject to certain conditions to apply such excess to buying down or buying out of long-term fuel and purchased power contracts currently in place. The $13 million refund is included in current liabilities in the accompanying consolidated balance sheets.

     California Proceedings
     ----------------------

     As a result of the termination of the merger certain filings were made in SPPC's California jurisdiction. In a previous decision, which conditionally approved the merger, SPPC was required to file various rate applications for test year 1997 in the event the merger was not consummated by March 31, 1996.
In a second decision, the California Commission extended this deadline and suspended deferred energy accounting, which reduced SPPC's rates by $2.3 million effective June 1, 1996. With termination of the merger, another decision was issued which ordered a rate freeze through December 31, 2000 and continued the suspension of deferred energy accounting.

NOTE 3.  UTILITY PLANT
----------------------

Utility plant in service consisted of (dollars in thousands):

                      December 31,
                      ------------
                  1996          1995
              ------------   ----------

Electric        $1,545,045   $1,445,478
Water              300,431      241,015
Gas                139,305      129,951
                ----------   ----------
                $1,984,781   $1,816,444
                ==========   ==========


NOTE 4.  JOINTLY-OWNED FACILITIES
---------------------------------

VALMY
-----

     The Company and Idaho Power Company each own an undivided 50% interest in the Valmy generating station, with each company being responsible for financing its share of capital and operating costs. The Company is the operator of the plant for both parties.

     The Company's share of direct operation and maintenance expenses for Valmy is included in the consolidated statements of income.

     The following schedule reflects the Company's 50% ownership interest in jointly-owned electric utility plant at December 31, 1996 (dollars in thousands):

                          Electric     Accumulated    Construction
                 MW        Plant      Provision For     Work In
Plant         Capacity   In Service   Depreciation      Progress
-----------   --------   ----------   -------------   ------------

Valmy #1         129      $127,252        $46,070         $385
Valmy #2         137      $153,580        $44,593         $284


PINON PINE
----------

     Pinon Pine Corp. and Pinon Pine Investment Co., subsidiaries of SPPC, own 25% and 75%, respectively of a 38% interest in Pinon Pine Co., LLC (The LLC), with General Electric Capital Corporation (GECC) owning the remaining 62%. The LLC was formed to take advantage of federal income tax credits available under IRC (S)29 from the production and sale of an alternative fuel (syngas) produced by the coal gasifier. The entire project, which includes an LLC-owned gasifier and an SPPC-owned power island and post gasification facilities to partially cool and clean the syngas, is referred to collectively as the Pinon Pine Power Project.

     SPPC has signed several contracts with The LLC. These contracts include a fixed-price turn-key construction agreement, site and space leases, an operation and maintenance agreement, a working capital loan agreement and a syngas purchase agreement. In addition, SPPC has a funding arrangement with the DOE. Under the agreement, the DOE will provide funding towards the construction of the project, and towards the operating and maintenance costs of the facility. The total DOE contribution is capped at $168 million, and through December 31, 1996 the DOE has funded $115.6 million.

     The fixed-price construction contract provides that The LLC will pay SPPC $92.0 million for the gasifier. SPPC's obligations under the contract include construction and start-up of the gasifier, and integration of the gasifier facility into the operation of SPPC's post-gasification equipment and power island. One-half of the $92.0 million cost will be funded by the DOE. The remainder of the cost will be paid by The LLC. The LLC will fund this construction commitment through a $20.4 million contribution of construction-work-in-progress by SPPC at the time The LLC was created, and additional capital contributions by GECC of $32.6 million. The LLC will not pay more than $46.0 million of the 92.0 million construction price.

     Costs incurred above the 92.0 million contract price will be absorbed by the Company and the DOE without reimbursement from The LLC. Foster Wheeler USA Corp. the architect, engineer and construction manager on the project has estimated that construction costs on the LLC-owned gasifier will overrun the contract price by $2.7 to $3.3 million, after the DOE funding. The Company and Foster Wheeler, USA Corp. are currently investigating the reasons for, exact nature and extent of, and responsibility for cost increases on the entire Pinon project. Total costs are now estimated to be $272.4 million.

     The original in-service date was expected to be December 31, 1996 as required to take advantage of the (S)29 credits. However, Congress extended the deadline relative to the credits to June 30, 1998 and the gasifier is now expected to be completed and in-service by mid-1997.

     The Company must satisfy certain performance requirements as part of the construction agreement. The initial performance warranty requires that the gasifier attain an average capacity factor of 30% during 1997, regardless of delays in the in-service date. If the gasifier does not achieve the 30% factor required in 1997, the Company is required to pay liquidated damages to GECC ranging from $93,000 to $2.8 million depending on the performance levels achieved. The targeted capacity factor for 1998 is 70%. The liquidated damages required to be paid by SPPC to The LLC if the 70% target is not met in 1998 are shown in the table below:

 Certified Average Capacity Factor     Liquidated Damages Owed by SPPC
------------------------------------   -------------------------------
                68%                            $ 1.5 million
                66%                            $ 3.0 million
                64%                            $ 4.5 million
                62%                            $ 6.0 million

     If the capacity factor falls below 62% in 1998, an initial total performance failure is triggered with appropriate liquidated damages to be paid by the Company (up to a maximum of $33.0 million) and acquisition of the gasifier facility by SPPC.

     Under the continuing performance warranty, the average capacity factor is recalculated for the five-year period ending December 31, 2003. If the five-year average factor falls between 62% and 70%, liquidated damages will be assessed with a maximum exposure for SPPC of $10 million. If the five-year average capacity factor or the average capacity factor for 2003 falls below 62%, or if the factor is less than 50% in any of the years 1999-2002, SPPC is required to purchase the facility and pay GECC an after-tax yield of 9.5% on its investment.

     Under the terms of the syngas purchase agreement, SPPC is required to purchase from The LLC, at an already determined price, all syngas produced by the facility, up to a 70% average capacity. The syngas contract runs from 1997 to 2012, with a right of early termination if the price is determined to be uneconomic.

     The Company believes the gasifier technology will achieve the required capacity factors. If, however, the gasifier does not achieve the required capacity factor and SPPC must acquire the facility, SPPC will benefit from the partial funding by the DOE. The Company will have acquired a combined-cycle combustion turbine power plant that can use natural gas or conventional fuels, with minor modifications, as approved in the Nevada Resource Plan.

NOTE 5.  PREFERRED STOCK
------------------------

     All issues of preferred stock are superior to the Company's and SPR's common stock with respect to dividend payments (which are cumulative) and liquidation rights. The Company's Restated Articles of Incorporation, as amended on August 19, 1992, authorize an aggregate total of 11,780,500 shares of preferred stock at any given time.

     The following table indicates the number of shares outstanding and the dollar amount thereof at December 31 of each year. The difference between total shares authorized and the amount outstanding represents undesignated shares authorized but not issued.

                                                   1996                   1995
                                           --------------------   --------------------
(dollars in thousands)                      Shares      Amount     Shares      Amount
                                           ---------   --------   ---------   --------
Not Subject to
  Mandatory Redemption:
    Series A                                  80,500   $  4,025      80,500    $ 4,025
    Series B                                  82,000      4,100      82,000      4,100
    Series C                                 299,800     14,990     299,800     14,990
    Class A Series 1                       2,000,000     50,000   2,000,000     50,000
                                           ---------   --------   ---------    -------
         Subtotal                          2,462,300     73,115   2,462,300     73,115
Subject to Mandatory
  Redemption:
    Series G                                       -          -     408,000     20,400
    Preferred Securities
    of Sierra Pacific Power
    Capital I                              1,940,000     48,500           -          -
                                           ---------   --------   ---------    -------
         Total                             4,402,300   $121,615   2,870,300    $93,515
                                           =========   ========   =========    =======

    The Company's Series G Preferred Stock was redeemable at any time at a current redemption price of $50 plus accrued dividends. SPPC was required to redeem 136,000 shares at par value plus accrued dividends annually starting June 1, 1994. On June 3, 1996, the Company redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million using the proceeds from the following issuance of Preferred Securities. As of December 31, 1995, 272,000 Series G shares had been redeemed.

     On July 29, 1996, Sierra Pacific Power Capital I (the Trust), a wholly-owned subsidiary of the Company, issued $48.5 million (1,940,000 shares) 8.60% Trust Originated Preferred Securities (the Preferred Securities). The Company owns all the Common Securities of the Trust, 60,000 shares totaling $1.5 million (Common Securities). The Preferred Securities and the Common Securities (the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from the Company its 8.60% Junior Subordinated Debentures due July 30, 2036, in a principal amount of $50 million. The sole asset of the Trust is the Company's Junior Subordinated Debentures. The Company's obligations under the Guarantee Agreement entered into in connection with the Preferred Securities, when taken together with the Company's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust, and the Company's obligations under its Indenture pursuant to which the Junior

Subordinated Debentures are issued and its obligations under the Declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities. In addition to retiring the Series G Preferred Stock, proceeds were used to reduce short-term borrowings.

     The preferred securities of Sierra Pacific Power Capital I are redeemable only in conjunction with the redemption of the related 8.60% Junior Subordinated Debentures. The Junior Subordinated Debentures will mature on July 30, 2036, and may be redeemed, in whole or in part, at any time on or after July 30, 2001, or at any time in certain circumstances upon the occurrence of a Tax Event. A Tax Event occurs if an opinion has been received from Tax Counsel that there is more than an insubstantial risk that: the trust is, or will be subject to United States federal income tax with respect to interest accrued or received on the Junior Subordinated Debentures; the Trust is, or will be subject to more than a de minimis amount of other taxes, duties or other governmental charges; interest payable by the Company to the Trust on the Junior Subordinated Debentures is not, or will not be, deductible, in whole or in part by the Company for federal income tax purposes.

     Upon the redemption of the Junior Subordinated Debentures, payment will simultaneously be applied to redeem Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The Preferred Securities are redeemable at $25 per preferred security plus accrued dividends.


NOTE 6.  LONG-TERM DEBT
-----------------------

     Substantially all utility plant is subject to the lien of the indenture under which the first mortgage bonds are issued. The indenture contains sinking and improvement fund provisions which require the Company to make annual cash deposits with the trustee equivalent to 1.75% or the greatest aggregate principal amount of bonds of the respective series outstanding prior to a date one and one-half months preceding the next sinking fund payment date, with certain deductions allowable with respect to all bonds. The Company has satisfied these requirements in past years by relinquishing the right to use a net amount of additional property for bond issue, and expects to continue this practice in the future.

     A financing agreement in connection with the Company's $80 million Water Facilities Bonds, maturing in 2020, requires the Company to maintain a bank letter of credit agreement. On July 19, 1996, the Company converted the interest rate on the bonds to a daily rate which reduced the letter of credit, trustee fees, and administrative costs. The fees are included in long-term debt interest charges on the Consolidated Statements of Income.

     The Company issued $80 million of collateralized debt securities, Medium-Term Notes, Series C. The Company issued $30 million principal amount of Medium-Term Notes, Series C. These are ten year non-callable notes, due in 2006, with interest rates ranging from 6.62% to 6.83% and three year non-callable notes, due in 1999, with interest rates ranging from 6.83% to 6.86%. For all notes, interest is payable in semi-annual payments. The net proceeds to the Company from the sales of the notes were used to reduce short-term debt and fund construction projects.

     In December 1996, the Company registered an additional $35 million of collateralized debt securities. The net proceeds to the Company from the sale of these notes will be used for general corporate purposes including, but not limited to: the acquisition of property; the construction, completion, extension or improvement of facilities; or the refinancing or discharge or refunding of obligations, including short-term borrowings.

     The Company's aggregate annual amounts of maturities for long-term debt for the next five years is shown below (dollars in millions):

                           1997     15.4
                           1998       .5
                           1999     30.4
                           2000       .3
                           2001       .2



NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

     The December 31, 1996 and 1995 carrying amounts for cash, cash equivalents, current assets, accounts payable, current liabilities, and construction trust funds approximates fair value due to the short-term nature of these instruments.

     The total fair value of the Company's long-term debt at December 31, 1996, is estimated to be $619.1 million (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $572.4 million at December 31, 1995.

NOTE 8.  SHORT-TERM BORROWINGS
------------------------------

     In 1995, the Company replaced its lines-of-credit arrangements with an $80 million revolving credit facility, which will expire on December 29, 1997. The Company pays the lender a facility fee on the commitment quarterly, in arrears, based on the Company's First Mortgage Bond rating; facility fees for 1996 and 1995 were approximately $101,000 for each year.

     At December 31, 1996, the Company's short-term borrowings of $38.0 million were comprised entirely of commercial paper at an average interest rate of 5.65%. At December 31, 1995, the Company had $56.0 million of commercial paper at an average interest rate of 6.20%.

NOTE 9.  TAXES
--------------

     The following reflects the composition of taxes on income (dollars in thousands):

                                            1996        1995        1994
                                          ---------   ---------   ---------
Federal:
  Taxes estimated to be currently
    payable                                $33,070     $39,150    $ 38,977
  Deferred taxes related to:
    Excess of tax depreciation over
      book depreciation                      5,217       9,237      10,693
    Deferral of energy costs
      deducted currently for tax
      purposes-net                            (307)     (4,112)    (12,022)
    Contributions in aid of
      construction and customer
      advances                              (2,917)     (1,798)     (4,835)
    Avoided interest capitalized            (3,124)       (569)     (1,744)
    Costs of terminated merger               4,359        (776)          -
    Other - net                                (33)     (2,739)        479
  Net amortization of investment
    tax credit                              (1,961)     (1,942)     (1,946)
State (California)                             754         688         262
                                           -------     -------    --------

          Total                            $35,058     $37,139    $ 29,864
                                           =======     =======    ========
As Reflected in
  Consolidated Statements of Income:
    Federal income taxes                   $35,487     $36,682    $ 28,851
    State income taxes                         754         688         262
                                           -------     -------    --------
      Operating income                      36,241      37,370      29,113
      Other (expense) income-net
                                            (1,183)       (231)        751
                                           -------     -------    --------


          Total                            $35,058     $37,139    $ 29,864
                                           =======     =======    ========

   The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands):

                                         1996        1995        1994
                                       ---------   ---------   ---------

Income before preferred dividends      $ 73,651    $ 65,983     $60,863
Total income tax expense                 35,058      37,139      29,864
                                       --------    --------     -------
                                        108,709     103,122      90,727
Statutory tax rate                           35%         35%         35%
                                       --------    --------     -------

Expected income tax expense              38,048      36,093      31,754
Depreciation related to
  difference in cost basis
  for tax purposes                          471       2,394       2,805
Allowance for funds used
  during construction - equity           (1,831)       (540)       (715)
Tax benefit from the
  disposition of assets                  (1,130)     (1,427)     (1,937)
ITC amortization                         (1,961)     (1,942)     (1,946)
Other-net                                 1,461       2,561         (97)
                                       --------    --------     -------

                                       $ 35,058    $ 37,139     $29,864
                                       ========    ========     =======

Effective tax rate                         32.2%       36.0%       32.9%
                                       ========    ========     =======

Accumulated Deferred Federal Income Taxes
-----------------------------------------

     The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (dollars in thousands):

                                               December 31,
                                           ---------------------
                                             1996        1995
                                           ---------   ---------
Accumulated Deferred Federal
  Income Tax Liabilities:
    Excess of tax depreciation
      over book depreciation                $142,441    $136,067
    Tax benefits flowed
      through to customers                    67,667      69,610
    Bond redemptions                           6,690       7,184
    AFUDC                                      5,745       4,459
    Other                                      7,533       5,403
                                            --------    --------
                    Total                    230,076     222,723
                                            --------    --------

Accumulated Deferred Federal
  Income Tax Assets:
    Avoided interest capitalized              12,241       9,117
    Contributions in aid of
      construction and customer advances      25,980      23,102
    Unamortized investment tax credit         22,527      23,583
    Other                                      6,890       7,949
                                            --------    --------
                    Total                     67,638      63,751
                                            --------    --------

Net Accumulated Deferred Federal Income
 Tax Liability                              $162,438    $158,972
                                            ========    ========

     The Company's balance sheets contain a net regulatory tax asset of $24.8 million at year-end 1996 and $24.5 million at year-end 1995. The net regulatory asset consists of future revenue to be received from customers (a regulatory tax asset) of $67.7 million at year-end 1996 and $69.6 million at year-end 1995, due to the flow-through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory tax liability) consisting of $20.4 million at year-end 1996 and $21.5 million at year-end 1995, due to temporary differences for liberalized depreciation at rates in excess of current tax rates, and $22.5 million at year-end 1996 and $23.6 million at year-end 1995 due to temporary differences caused by the investment tax credit. The regulatory tax liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory tax liability for temporary differences caused by the investment tax credit will be amortized ratably in the same manner as the accumulated deferred investment credit.

NOTE 10.  DIVIDENDS
-------------------

     The Restated Articles of Incorporation of the Company and the indentures relating to the various series of its First Mortgage Bonds contain restrictions as to the payment of dividends on its common stock. Under the most restrictive of these limitations, approximately $72.5 million of retained earnings was available at December 31, 1996 for the payment of common stock cash dividends.


NOTE 11.  RETIREMENT PLAN
-------------------------

     The Company sponsors a noncontributory defined benefit retirement plan covering all employees who satisfy the service requirement.

     The plan provides benefits based on each covered employee's years of service, highest five-year average compensation, and a step rate benefit formula indirectly integrating the plan with Social Security.

     The Company's funding policy is to contribute an annual amount to an irrevocable trust that is not less than the minimum funding requirement under the Employee Retirement Income Security Act of 1974, and not in excess of the amount that can be deducted for federal income tax purposes. The plan's assets are invested primarily in common stocks, marketable bonds and other fixed-income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in Company common or preferred stock.

     In April 1995, the Company offered an early retirement plan to non-bargaining unit employees whose age and credited years of service equaled at least 70. The present value of termination costs relating to the 112 employees who accepted the offering was originally recorded in 1995 at $16.8 million, but was revalued at $12.8 million during 1996 due to a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. During 1996, the Company began amortization of the termination costs by recognizing expense for both 1995 and 1996. The Company is using a ten-year amortization period for these costs which is consistent with the treatment of previous early retirement programs.

     The following table sets forth a reconciliation of the funded status of the plan with amounts included in the Company's consolidated balance sheets as of December 31, 1996 and 1995 (dollars in thousands):

                                              1996         1995
                                           ----------   ----------
Actuarial present value of benefit
 obligations:
    Vested benefit obligation              $ 118,383    $ 119,495
                                           =========    =========

    Accumulated benefit obligation         $ 125,547    $ 127,276
                                           =========    =========


    Projected benefit obligation           $ 157,660    $ 165,877


Less plan assets at fair value              (167,416)    (148,436)
                                           ---------    ---------
Projected benefit obligation (less
 than) in excess of plan assets               (9,756)      17,441
Unrecognized net gain                         26,661        5,715
Unrecognized prior service cost               (4,251)      (4,624)
                                           ---------    ---------

Net balance sheet liability                $  12,654    $  18,532
                                           =========    =========

     In the preceding table, unrecognized net gain represents the net gain attributable to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

     Net periodic pension expense for 1996, 1995 and 1994 included the following components (dollars in thousands):

                                           1996        1995        1994
                                         ---------   ---------   ---------

Service cost                             $  6,652    $  6,320    $  5,826
Interest cost                              11,778      10,380       9,252
Actual (gain) loss on plan assets         (19,954)    (33,248)      4,986
Net amortizations and deferrals             7,736      23,518     (14,761)
Costs associated with 1995
  early retirement plan                         -      12,825           -
                                         --------    --------    --------
Net periodic pension cost as
  determined under SFAS No. 87              6,212      19,795       5,303
Amount expensed (deferred) under
  SFAS No. 71 - net                         3,882     (11,509)      1,316
                                         --------    --------    --------
Net periodic pension expense
  recognized                             $ 10,094    $  8,286    $  6,619
                                         ========    ========    ========

Amount charged to operating expense      $  6,769    $  5,416    $  4,550
                                         ========    ========    ========
Amount charged to utility plant
  and clearing accounts                  $  3,325    $  2,870    $  2,069
                                         ========    ========    ========

     In the table above, service cost represents the benefits earned during the year while interest cost represents the increase in the accumulated benefit obligation due to the passage of time.

     The amount deferred under SFAS No. 71 represents the SFAS No. 88 costs arising from the 1989, 1992 and 1995 early retirement programs. Pursuant to Nevada Commission directive and prior precedent, costs for the 1989, 1992 and 1995 programs are being amortized over 10 years and are summarized as follows (dollars in thousands):

                                          1996        1995       1994
                                         -------   ----------   -------

SFAS No. 88 costs associated with
  the 1995 early retirement program      $     -    $(12,825)   $     -
Amortization of 1995 early
  retirement program                       2,566
Amortization of 1992 early
  retirement program                         574         574        574
Amortization of 1989 early
  retirement program                         742         742        742
                                          ------    --------     ------
Net amount expensed (deferred)
  under SFAS No. 71                       $3,882    $(11,509)    $1,316
                                          ======    ========     ======


     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation as of December 31, 1996, 1995 and 1994 was 7.50%, 7.00% and 8.00%, respectively. For purposes of determining 1996, 1995 and 1994 pension cost, the expected long-term rate of return on assets was 8.50%, 9.00% and 9.00%, respectively.

     In addition to the employee retirement plan covering all employees, the Company has a Supplemental Executive Retirement Plan which is a non-qualified defined benefit plan under which the Company will pay out of general assets supplemental pension benefits to key executives. The Company also has a non-qualified supplemental pension plan covering certain employees. This plan provides for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plan if it were not for limitations imposed by income tax regulations. The unfunded liability under these plans as of December 31, 1996 and 1995 was $4.9 million and $4.8 million, respectively.

NOTE 12.  POSTRETIREMENT BENEFITS
---------------------------------

     The Company currently sponsors a defined benefit postretirement plan that covers administrative employees and those covered under collective bargaining agreements. The plan provides medical, dental and life insurance benefits for retirees. The plan is contributory for individuals retiring after January 1, 1993, with retiree contributions tied to each retiree's length of service. Additionally, the plan requires employees retiring after January 1, 1993 to participate in Medicare Part "B". Life insurance benefits remain noncontributory for retirees. However, the amount of life insurance provided for retirees is significantly less than that provided to active employees. Also, dental coverage is discontinued for all employees at age 65.

     The Company's funding policy for its postretirement benefit obligation takes advantage of federal income tax deductions. Contributions are made to two voluntary employee's beneficiary associations and an IRC (S)401(h) account.
Plan assets are invested primarily in common stocks, marketable bonds and other fixed income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in Company common or preferred stock. Postretirement health care costs for key executives continue to be paid from the Company's general assets.

     The following table sets forth a reconciliation of the funded status of the plan with amounts included in the accompanying consolidated balance sheets as of December 31, 1996 and 1995, (dollars in thousands):

                                             1996        1995
                                           ---------   ---------
Accumulated postretirement benefit
 obligation:
   Retirees                                $ 37,941    $ 39,712
   Fully eligible active participants         6,227       4,915
   Other active plan participants            29,358      29,194
                                           --------    --------
     Total                                   73,526      73,821

Less plan assets at fair value              (32,944)    (25,076)
                                           --------    --------
Accumulated  postretirement benefit
 obligation in excess of plan assets         40,582      48,745
Unrecognized prior service cost                (415)         --
Unrecognized net gain                         8,562       3,340
Unrecognized transition obligation          (39,419)    (41,883)
                                           --------    --------

Net balance sheet liability                $  9,310    $ 10,202
                                           ========    ========


     In the preceding table, unrecognized net gain represents the net change attributed to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

     Net periodic postretirement benefit expense for 1996, 1995 and 1994 included the following components (dollars in thousands):

                                            1996        1995       1994
                                          ---------   --------   ---------
Service cost                               $ 2,587    $ 2,448     $ 2,757
Interest cost                                5,269      4,479       4,670
Actual (gain) loss on plan assets           (1,942)    (3,891)        313
Net amortizations and deferrals                (94)     2,111        (962)
Amortization of transition
  obligation over 20 years                   2,464      2,838       2,785
Costs associated with 1995 early
  retirement plan                                -      8,047           -
                                           -------    -------     -------

Net periodic  postretirement benefit
  cost determined under SFAS No. 106         8,284     16,032       9,563
Amount expensed (deferred) under
  SFAS No. 71 - net                          2,044     (7,086)      1,043
                                           -------    -------     -------

Net periodic postretirement expense
  recognized                               $10,328    $ 8,946     $10,606
                                           =======    =======     =======

Amount charged to operating expense        $ 6,903    $ 6,108     $ 7,102
                                           =======    =======     =======

Amount charged to utility plant and
  clearing accounts                        $ 3,425    $ 2,838     $ 3,504
                                           =======    =======     =======

     In the table above service cost represents the benefits earned during the year while interest cost represents the increase in the accumulated benefit obligation due to the passage of time.

     The amount deferred under SFAS No. 71 for 1995 represents the present value of termination benefits and curtailment losses resulting from the early retirement and severance plans offered during that year. The present value of these costs was originally recorded at $8.3 million during 1995, but was revalued to $8.0 million during 1996 because of a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. Beginning in 1996, the Company began amortization of the termination costs by recognizing expense for both 1995 and 1996. The Company is using a ten-year amortization period for these costs which is consistent with the treatment of previous early retirement programs.

     The amortization of 1993 deferred costs represents the annual amounts expensed from charges initially deferred pending the decision of the general rate case filed in December 1992. These costs were deferred as a result of a regulatory phase-in plan which did not allow immediate recognition of these costs when the Company adopted SFAS 106 in January 1993. As a result of the decision, issued in June 1993, the Company began to amortize these costs over a thirty-six month period beginning July 1993. The following schedule summarizes the amortization of the deferred costs (dollars in thousands):

                                           1996       1995       1994
                                          -------   ---------   -------

SFAS No. 106 costs deferred               $     -    $(8,047)   $     -
Amortization of 1995 early
  retirement program                        1,610
Amortization of 1993 deferred costs           434        961      1,043
                                           ------    -------     ------

Net amount expensed (deferred) under
  SFAS No. 71                              $2,044    $(7,086)    $1,043
                                           ======    =======     ======


     For measurement purposes, the Company used a discount rate for obligations as of December 31, 1996, 1995 and 1994 of 7.50%, 7.00% and 8.00%, respectively.
The expected long-term return on assets was 8.50%, 9.00% and 9.00% for the same periods, respectively. The graduated medical trend rates for 1996, 1995 and 1994 was 11.25%, 11.75% and 12.25%, respectively. This medical trend rate declines by 0.50% over the next ten years to an ultimate rate of 5.75% in 2007, remaining at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. For example, an increase in the health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $12.6 million and the aggregate of the service and interest cost component of net periodic postretirement benefit cost for the year then ended by $1.7 million.

NOTE 13.  POSTEMPLOYMENT AND OTHER BENEFITS
-------------------------------------------

     During 1995, the Company offered a severance program to non-bargaining-unit employees which provided both severance pay and medical benefits continuation totaling $7.0 million and $0.5 million, respectively. These costs were deferred, as a regulatory asset, as of December 31, 1995. Amortization of these costs began in 1996 over a ten-year period consistent with the period used for pension and postretirement benefits. There was no remaining liability for unpaid severance and benefits at December 31, 1996. The remaining liability was $3.0 million at December 31, 1995.

     At December 31, 1996, the Company had several stock-based compensation plans. The Executive Long-Term Incentive Plan for key management employees allows for the issuance of SPR common shares to key employees through December 30, 2003. This plan permits the following types of grants, separately or in combination: nonqualified and qualified stock options; stock appreciation rights; restricted stock; performance units; performance shares and bonus stock.

     The Company also provides an Employee Stock Purchase Plan to all of its employees meeting minimum service requirements. Employees can choose twice each year to have up to 15% of their base earnings withheld to purchase SPR common stock. The purchase price of the stock is 90% of the market value on the offering date or 100% of the market price on the execution date, if less. The Company records the costs of these plans in accordance with Accounting Principles Board Opinion Number 25. There would be no material impact on net income or earnings per share if the fair value provisions of SFAS 123 were to be adopted.


NOTE 14.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company's estimated cash construction expenditures for the year 1997 and the five-year period 1997-2001 are $135.5 million and $605.4 million, respectively.

     Several of the Company's purchased power, gas supply and pipeline capacity, and coal supply contracts contain minimum volume provisions, which the Company is either meeting or exceeding. The Company anticipates continuing to meet or exceed them in the future.

     The Company has an operating lease for its corporate headquarters building, a 334,000 square foot, five-floor, multi-purpose building located in southeast Reno, Nevada. The primary term of the lease is 25 years, ending in 2010. The current annual rental is $5.2 million, which amount remains constant until the end of the primary term. The lease has renewal options for an additional 50 years.

     The total rental expense under all leases was approximately $8.2 million in 1996, $8.0 million in 1995 and $7.4 million in 1994.

     Estimated future minimum lease commitments (including the corporate headquarters building described above) under non-cancelable operating leases with initial terms of one year or more at December 31, 1996 were as follows (dollars in millions):

                  1997                     $ 7.4
                  1998                       7.2
                  1999                       6.9
                  2000                       6.4
                  2001                       6.4
                  After 2001 to 2018        53.2
                                           -----
                   Total                   $87.5
                                           =====

     See Notes 5, 7 and 11 of the Company's consolidated financial statements for additional commitments and contingencies.

NOTE 15.  SEGMENT INFORMATION
-----------------------------

     Information related to the segments of the Company's business is detailed below (dollars in thousands):


December 31, 1996            Electric       Gas        Water       Total
-------------------------   ----------   ---------   ---------   ----------

Operating Revenues          $  507,004    $ 67,376    $ 45,344   $  619,724
                            ==========    ========    ========   ==========

Operating Income            $   86,428    $ 11,035    $  9,545   $  107,008
                            ==========    ========    ========   ==========

Depreciation Expense        $   47,797    $  4,223    $  6,098   $   58,118
                            ==========    ========    ========   ==========

Capital Expenditures        $  158,482    $ 10,798    $ 33,829   $  203,109
                            ==========    ========    ========   ==========

Identifiable Assets:
  Net Utility Plant         $1,182,623    $104,427    $256,160   $1,543,210
  Other                     $  141,956    $ 13,270    $ 12,653   $  167,879
Other Corporate Assets               -           -           -   $  131,539
                                                                 ----------
Total Assets                         -           -           -   $1,842,628
                                                                 ==========

December 31, 1995             Electric         Gas       Water        Total
-----------------           ----------    --------    --------   ----------

Operating Revenues          $  491,419    $ 62,572    $ 43,793   $  597,784
                            ==========    ========    ========   ==========

Operating Income            $   87,825    $  5,041    $  8,945   $  101,811
                            ==========    ========    ========   ==========

Depreciation Expense        $   45,361    $  4,019    $  5,685   $   55,065
                            ==========    ========    ========   ==========

Capital Expenditures        $   99,537    $ 13,318    $ 31,342   $  144,197
                            ==========    ========    ========   ==========

Identifiable Assets:
  Net Utility Plant         $1,076,126    $ 98,367    $238,308   $1,412,801
  Other                     $  146,392    $ 11,505    $  7,723   $  165,620
Other Corporate Assets               -           -           -   $  151,397
                                                                 ----------
Total Assets                         -           -           -   $1,729,818
                                                                 ==========

December 31, 1994             Electric         Gas       Water        Total
-----------------           ----------    --------    --------   ----------

Operating Revenues          $  498,680    $ 65,174    $ 39,339   $  603,193
                            ==========    ========    ========   ==========

Operating Income            $   81,641    $  5,806    $  8,536   $   95,983
                            ==========    ========    ========   ==========

Depreciation Expense        $   43,137    $  3,769    $  5,270   $   52,176
                            ==========    ========    ========   ==========

Capital Expenditures        $   91,483    $  8,614    $ 25,381   $  125,478
                            ==========    ========    ========   ==========

Identifiable Assets:
  Net Utility Plant         $1,026,602    $ 89,201    $215,675   $1,331,478
  Other                     $  117,888    $ 17,750    $  7,573   $  143,211
Other Corporate Assets               -           -           -   $  131,021
                                                                 ----------
Total Assets                         -           -           -   $1,605,710
                                                                 ==========

NOTE 16.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------------------

     The following represents unaudited quarterly financial data (dollars in thousands):

                                                        Quarter Ended
                                          ------------------------------------------
                                          Mar. 31,   June 30,   Sept 30,   Dec. 31,
                                            1996       1996       1996       1996
                                          --------   --------   --------   ---------
                                                                              (1)
Operating Revenues                        $162,154   $147,376   $158,682   $151,512

Operating Income                          $ 28,665   $ 23,180   $ 32,089   $ 23,074

Income Before Preferred
  Dividends                               $ 20,114   $ 15,896   $ 23,482   $ 14,159

Income Applicable to
  Common Stock                            $ 18,329   $ 14,391   $ 21,803   $ 12,828


                                                         Quarter Ended
                                          ------------------------------------------
                                          Mar. 31,   June 30,   Sept 30,   Dec. 31,
                                            1995       1995       1995       1995
                                          --------   --------   --------   --------

Operating Revenues                        $159,280   $138,782   $149,215   $150,507

Operating Income                          $ 26,764   $ 22,613   $ 26,564   $ 25,870

Income Before Preferred
  Dividends                               $ 17,261   $ 13,579   $ 17,902   $ 17,241

Income Applicable to
  Common Stock                            $ 15,336   $ 11,701   $ 16,116   $ 15,456

(1) Reflects $13 million Nevada electric revenue refund.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not Applicable

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS OF THE REGISTRANT

     (a)  DIRECTORS

     The following is a listing of all the current directors of the Company and their ages as of December 31, 1996. There are no family relationships among them. Directors serve staggered terms extending until May of each year and until a successor has been elected and qualified.

Walter M. Higgins, 52

          Chairman, President and Chief Executive Officer of the Company since February 1994. He has been Chairman, President and Chief Executive Officer of SPR since January 1994. Prior to assuming his current duties, Mr. Higgins was President and Chief Operating Officer of SPR from November 1993 to January 1994. He served as President and Chief Operating Officer of Louisville Gas and Electric Company from 1991 to November 1993. Mr. Higgins held various executive positions with Portland General Electric from 1977 to 1991. Mr. Higgins is also a director of Aegis Insurance Services, Inc.

Edward P. Bliss, 64

          Partner, Loomis, Sayles & Company, Inc., an investment counsel firm in Boston, Massachusetts. He is also a Director of Seaboard Oil Company of Midland, Texas. Mr. Bliss has served as Director of the Company since 1992 and as Director of SPR since 1990.

Krestine M. Corbin, 59

          President and Chief Executive Officer of Sierra Machinery, Incorporated since 1984 and a director of that company since 1980. She also serves on the Twelfth Federal Reserve Bank District Board. Ms. Corbin has served as a Director of the Company since 1992 and as Director of SPR since 1989.

Theodore J. Day, 47

          Senior Partner, Hale, Day, Gallagher Company, a real estate brokerage and investment firm. Mr. Day has served as a Director of the Company since 1986 and Director of SPR since 1987.

Harold P. Dayton, Jr., 74

          Retired President of Daytons' Furniture, Inc. Mr. Dayton has served as a Director of the Company since 1967 and as Director of SPR since 1983.

James R. Donnelley, 61

          Vice Chairman of the Board of R.R. Donnelley & Sons Company since July 1990. He was Group President, Corporate Development from June 1987 to July 1990 and Group President, Financial Printing Services Group from January 1985 to January 1988. He has been a Director of that Company since 1976. He is also a Director of Pacific Magazines & Printing Limited and a Director and Chairman of National Merit Scholarship Corporation. Mr. Donnelley has served as a Director of the Company since 1992 and as a Director of SPR since 1987.

Richard N. Fulstone, 69

          President and General Manager of R.N. Fulstone Company since 1957 and President and General Manager of F.M. Fulstone, Inc. since 1982. Both companies engage in farming, cattle ranching and investments. Mr. Fulstone has served as a Director of the Company since 1992 and as a Director of SPR since 1986.

James L. Murphy, 67

          Certified Public Accountant. Retired partner of and consultant to Grant Thornton L.L.P., an international accounting and management consulting firm. He is the owner, independent trustee and general partner of several real estate development projects and numerous rental properties. He is also a retired Colonel of the United States Air Force Reserve. Mr. Murphy has served as a Director of the Company since 1990 and as Director of SPR since 1992.

Ronald K. Remington, 54

          President of Great Basin College since June 1989. He was previously Vice President of Instruction at Truckee Meadows Community College. Mr. Remington received his Ph.D. in psychology from the University of Nevada, Reno. Mr. Remington has served as a Director since December 1991.

Dennis E. Wheeler, 54

          Chairman, President and Chief Executive Officer of Coeur d'Alene Mines Corporation since 1986. Mr. Wheeler has served as a Director of the Company since 1992 and as a Director of SPR since 1990.

Robert B. Whittington, 70

          Retired newspaper executive. Former President, Gannett West Newspaper Group and Director, Gannett Company, Inc.; former publisher, Reno Gazette and Nevada State Journal. Mr. Whittington has served as a Director of the Company and SPR since 1985.

     All of the present Directors are Directors of Sierra Pacific Resources with the exception of Dr. Remington. Messrs. Higgins and Murphy are Directors of Lands of Sierra, Inc. (an affiliate of the Company); Messrs. Dayton and Higgins are Directors of Sierra Gas Holding Company (an affiliate of the Company). Messrs. Day and Higgins are Directors of Tuscarora Gas Pipeline Company (an affiliate of the Company). Messrs. Fulstone and Higgins are Directors of Sierra Water Development Company (an affiliate of the Company). Mr. Higgins is a Director of Sierra Energy Company dba e.three, Tuscarora Gas Operating Company, Pinon Pine Corp. and Pinon Pine Investment Co. (all are affiliates of the Company).

     (b)  EXECUTIVE OFFICERS

     The following is a listing of all the current executive officers and their ages as of December 31, 1996. There are no family relationships among them. Officers serve a term which extends to and expires at the meeting of the Board of Directors in May of each year or until a successor has been elected and qualified.


Walter M. Higgins, 52, Chairman, President and Chief Executive Officer

     See description under Item 10(a), Directors.


William E. Peterson, 49, Senior Vice President, General Counsel
                         and Corporate Secretary

          Mr. Peterson was elected to his present position in January 1994. Mr. Peterson holds the same position with Sierra Pacific Resources. He was previously Senior Vice President, Corporate Counsel from July 1993 to January 1994. Prior to joining the Company in 1993, he served as general counsel and resident agent for Sierra Pacific Resources since 1992. Mr. Peterson was a partner in the Woodburn and Wedge Law Firm from 1982 to 1993.


Malyn K. Malquist, 44, Senior Vice President - Distribution Services Business
                       Group; Principal Operations Officer; Acting Chief Financial Officer and Treasurer.

          Mr. Malquist was elected to his present position in August 1996 and holds the same position with Sierra Pacific Resources. Mr. Malquist was Senior Vice President and Acting Chief Financial Officer and Treasurer for the Company and Sierra Pacific Resources from August 1996 to February 1997. Mr. Malquist was elected Senior Vice President and Chief Financial Officer of SPR and the Company when he joined the Company in April 1994. He was previously with San Diego Gas and Electric Company, where since 1978 he held various financial positions, including Treasurer in 1990 and Vice President in 1993.


Mark A. Ruelle, 35, Senior Vice President, Chief Financial Officer
                    and Treasurer

          Mr. Ruelle was elected to his present position effective March 1, 1997 and holds the same position with Sierra Pacific Resources. Prior to joining the Company, Mr. Ruelle was with Western Resources, Inc., where he held the positions of President, Westar Energy in 1996; Vice President, Corporate Development in 1995; and numerous positions in finance, treasury, strategic planning, and regulatory affairs. Mr. Ruelle had been with Western Resources, Inc., since 1986.

Gerald W. Canning, 48, Vice President - Electric Production and Fuels Business

          Mr. Canning was appointed to his present position in August 1996. He has also served as President of Tuscarora Gas Pipeline Company since February 1995. He was previously Vice President and General Manager - Wholesale Energy Business from December 1995 to August 1996, Vice President - Wholesale Electric Business from February 1994 to December 1995, Vice President - Electric Operations from December 1989 to February 1994, Vice President - Electric Resources from October 1987 to December 1989 and has been with the Company since 1968.


Randy G. Harris, 43, Vice President, Energy Marketing Services Business Group

          Mr. Harris was appointed to his current position in November 1996. He was previously General Manager, Transmission Services Business Group from September 1996 to November 1996, Director of Wholesale Business from December 1995 to September 1996, Director of Operations, Tuscarora Gas Pipeline Company from October 1995 to December 1995 and Manager, Electric Operations from February 1990 to October 1995. Mr. Harris has been with the Company since 1974.


Lynn M. Miller, 48, Controller

          Ms. Miller was appointed to her present position when she joined the Company in August 1991 and elected to it in May 1992. Previously she was with San Diego Gas and Electric for nine years, where she held various accounting manager positions.


Steven C. Oldham, 46, Vice President - Transmission Business Group and
                      Strategic Development

          Mr. Oldham was elected to his current position in November 1996. He was previously Vice President - Strategic Development for the Company from August 1996 to November 1996, Vice President - Information Resources, Corporate Redesign and Merger Transaction from December 1995 to August 1996, Vice President - Regulation, and Treasurer from September 1994 to December 1995, Treasurer and Director of Finance from May 1990 to September 1994, Manager of Economic and Financial Services from February to May 1990, Manager of Corporate Budgets and Forecasts from April 1986 to February 1990 and has been with the Company since 1976.


Victor H. Pena, 48, Vice President - Technology, Information Services and
                    Business Development

          Mr. Pena was elected to his present position in August 1996. He is also Vice President of Business Development for Sierra Pacific Resources. He was previously Vice President - Business Development and Treasurer from December 1995 to August 1996, he was previously Vice President - Business Development and Acting Treasurer from June 1994 to

     December 1995. Since February 1995, he has served as President of Lands of Sierra, Inc. Prior to joining the Company, he was Director of Financial Planning and Budget with Louisville Gas and Electric Company from April 1991 to May 1994. From early 1990 to mid 1991, Mr. Pena was president and owner of his own business, and from 1986 to 1990, was the Director of Planning and Analysis of Kentucky Fried Chicken, a division of PepsiCo.


Mary Jane Willier, 50, Vice President, Human Resources

          Ms. Willier was appointed to her present position in January 1997. She was previously Vice President, Human Resources Network Group for Bell Atlantic Corporation. Ms. Willier was with Bell Atlantic from 1968 - 1996 and in addition to the Vice President's position, served as Director of Human Resources, Assistant to the President for Consumer Affairs and several other managerial positions.



     Although all outstanding shares of the Company's common stock are held by SPR and it is SPR's common stock which is traded on the New York Stock Exchange, the Company has 4 series of non-voting preferred stock still outstanding and registered under the Securities Exchange Act of 1934 ("the Act"). As a technical matter, the Company is thus deemed an "issuer" for purposes of the Act whose officers are required to make filings with respect to beneficial ownership, if any, of those non-voting preferred securities. The Company's officers, all of whom are currently reporting pursuant to Section 16(a) of the Act with respect to SPR's common stock, have now filed reports with respect to the Company's preferred stock, which reports show no past or current beneficial ownership of such preferred stock.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

  The following table sets forth information about the compensation of the Chief Executive Officer, and each of the four most highly compensated officers for services in all capacities to the Company and its subsidiaries.

                                                                                      Long-Term Compensation
                                                                              --------------------------------------
                                                 Annual Compensation                    Awards              Payouts
                                          ---------------------------------   ---------------------------   --------
                                                                                             Securities
                                                                    Other                       Under-
                                                                    Annual    Restricted        lying
      Name and                                       Incentive     Compen-       Stock         Options/       LTIP       All Other
      Principal                            Salary        Pay        sation       Awards          SARS       Payouts    Compensation
      Position                    Year      ($)          ($)         ($)          ($)            (#)          ($)           ($)
     (a)                          (b)       (c)        (d) (3)     (e) (4)        (f)            (g)        (h) (5)       (i) (6)
     ----------                   -----   --------   -----------   --------   ------------   ------------   --------   -------------

Walter M. Higgins                 1996    334,231       219,869      1,657              0          9,594    181,193          35,054
Chairman, President and Chief     1995    314,423       184,064      3,166              0         11,960          0          21,600
 Executive Officer                1994    298,846       212,949     12,855              0         10,463          0          67,639

Malyn K. Malquist, (1)            1996    194,077        95,335     24,132              0          3,504     51,770           9,380
Senior Vice President,            1995    185,769        77,903     24,501              0          4,231          0          13,219
 Distribution Services            1994    139,049        65,904      4,500              0          2,761          0          14,275
 Business Group and Principal
 Operations Officer, Sierra
 Pacific Power Company;
 Acting Chief Financial
 Officer and Treasurer

William E. Peterson,              1996    191,923        85,445      3,417              0          3,504     70,508          20,982
Senior Vice President,            1995    190,000        77,903      6,157              0          4,231          0          14,876
General Counsel and               1994    190,000        89,384      9,660              0          3,758          0          12,568
Corporate Secretary

Gerald  W. Canning                1996    147,692        46,232      1,423              0          2,066     38,602          14,350
Vice President, Electric          1995    139,769        46,510      5,600              0          2,570          0           9,252
 Production and Fuels Business,   1994    130,975        53,603        314              0          2,059          0           8,278
Sierra Pacific Power Company

Victor H. Pena (2)                1996    133,639        39,775      5,677              0          1,694     20,877           6,770
Vice President,                   1995    126,347        37,685      1,366              0          2,026          0          14,923
Business Development              1994     69,692        28,478      8,207              0          1,114          0          46,163

Notes:
(1) Mr. Malquist became Senior Vice President, Distribution Services Business Group & Principal Operations Officer for Sierra Pacific Power Company in August 1996. He was hired in April 1994.
(2) Mr. Pena was hired May 1994. He is also Vice President, Technology, Information Services, and Business Development for Sierra Pacific Power Company.
(3) Amounts represent incentive pay received pursuant to SPR's "pay for performance" team incentive plan.
(4) In accordance with the terms of his employment arrangement, the Company discharged the annual installment due on Mr. Malquist's loan resulting in other annual compensation of $23,000 to Mr. Malquist in 1996 and 1995. See Certain Relationships and Related Transactions.

(5) LTIP Payouts relate to performance share payout pursuant to the Executive Long-Term Incentive Plan approved by shareholders in 1994 for the three-year period January 1, 1994 - December 31, 1996. Awards are based on attainment of predetermined financial goals for annual growth in earnings per share and overall shareholder return as compared to the Dow Jones Utility Index.

(6) Amounts of All Other Compensation include the following for 1996:

 .    Company contributions under the 401(K) Deferred Compensation Plan for all administrative employees and the executive officers and directors, pursuant to which the Company matches 50% of each executive officer's deferral up to 6% of salary. In 1996, the Company matching amount was $4,500 for Mr. Higgins, $4,500 for Mr. Malquist, $4,500 for Mr. Peterson, $4,464 for Mr. Canning, and $4,500 for Mr. Pena.

 .    The Company, in 1996, amended its Non-Qualified Deferred Compensation Plan for its executive staff. Company contributions for Messrs. Higgins, Malquist, Peterson, Canning and Pena were $21,062, $3,659, $11,041, $3,900, and $1,184. The additional income on earnings contributed by the Messrs. Higgins, Malquist, Peterson, Canning and Pena which was in excess of 120% of the federal rate were $107, $63, $207, $319, and $18.

 .    Insurance premiums paid for split dollar life policies and the Company's contribution and income earned from the Company's contribution toward Executive Long Term Life Policies which replaced the split dollar life policies in 1996 for Messrs. Higgins, Malquist, Peterson, Canning and Pena were $6,006 and $3,379; $660 and $448; $992 and $4,242; $708 and $4,959;
     $714 and $354, respectively.

 .    The Company, in 1996 instituted a Wellness Program designed to increase awareness of personal health and fitness. All wishing to sign up were encouraged to participate in a medical screening and as an incentive, $50 was paid by the Company. Mr. Malquist received $50 for participation in the screening.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The following table shows all grants of options to the named executive officers of Sierra Pacific Power Company in 1996. Pursuant to Securities and Exchange Commission (the SEC) rules, the table also shows the present value of the grant at the date of grant. The exercise price of all options is the market value of the stock as listed on the New York Stock Exchange at the time the options are granted.

                                        Individual Grants (1)
------------------------------------------------------------------------------------------------
                                                 Percent of
                                                 Total
                        Number of               Options/SARS                              Grant
                        Securities              Granted to      Exercise                  Date
                        underlying               Employees       of Base                 Present
                       Options/SARS              in Fiscal       Price       Expiration   Value
Name                     Granted                 Year            ($/Sh)        Date        ($)
 (a)                       (b)                     (c)             (d)         (e)       (f) (2)
---------------------- --------------------    ------------    --------      ----------  -------
Walter M. Higgins         9,594                  34.7%          23.375         1/1/06     23,985
Malyn K. Malquist         3,504                  12.7%          23.375         1/1/06      8,760
William E. Peterson       3,504                  12.7%          23.375         1/1/06      8,760
Gerald W. Canning         2,066                   7.5%          23.375         1/1/06      5,165
Victor H. Pena            1,694                   6.1%          23.375         1/1/06      4,235

(1) Under the Executive Long-Term Incentive Plan, the grants of non-qualifying stock options were made on January 1, 1996. Twenty percent of these grants vest annually commencing one year after the date of the grant.

(2) The hypothetical grant date present values are calculated under a modified Black-Scholes Model. The Black-Scholes Model is a mathematical formula used to value options traded on stock exchanges. The assumptions used in determining the option grant date present value listed above include the stock's expected volatility (11.4%), risk free rate of return (6.5%), projected dividend yield (5.3%), per annum for unvested options, the stock option term (10 years), and an adjustment for non-transferability or risk of forfeiture during the vesting period (5 years at 3%).

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

     The following table provides information as to the value of the options held by the named executive officers at year-end measured in terms of the closing price of Sierra Pacific Resources Common Stock on December 31, 1996.



                                                                                    Number of
                                                                                   Securities                     Value of
                                                                                   Underlying                  Unexercised in-
                                                                                  Unexercised                     the-Money
                                                                                  Options/SARS                 Options/SARS at
                                        Shares                                      at Fiscal                  Fiscal Year-End
                                       Acquired                                     Year-End                    Exercisable/
                                          on                 Value                Exercisable/                  Unexercisable
            Name                       Exercise             Realized              Unexercisable                      ($)
             (a)                         (b)                   (c)                     (d)                           (e)
-----------------------------   ----------------------   ---------------   ---------------------------   --------------------------
Walter M. Higgins                         0                     0                 6,577 / 25,440                58,448/199,040
Malyn K. Malquist                         0                     0                 1,950 /  8,546                 17,573/66,349
William E. Peterson                       0                     0                 2,349 /  9,144                 20,863/71,284
Gerald W. Canning                         0                     0                 1,338 /  5,357                 11,935/41,857
Victor H. Pena                            0                     0                   850 /  3,984                  7,728/30,828

(e) Pre-tax gain. Value of in-the-money options based on December 31, 1996 closing trading price of $28.750 less the option exercise price.

                      LONG-TERM INCENTIVE PLANS - AWARDS
                              IN LAST FISCAL YEAR

     The Executive Long-Term Incentive Plan (the LTIP) provides for the granting of stock options (both nonqualified and qualified), stock appreciation rights (SAR's), restricted stock performance units, performance shares and bonus stock to participating employees as an incentive for outstanding performance. Incentive compensation is based on the achievement of pre-established financial goals for the Company. Goals are established for total shareholder return (TSR) compared against the Dow Jones Utility Index and annual growth in earnings per share (EPS).

     The following table provides information as to the performance shares granted to the named executive officers of Sierra Pacific Power Company in 1996, which can be earned based on the attainment of established financial goals. Nonqualifying stock options granted to the named executives as part of the LTIP are shown in the table "Option/SAR Grants in Last Fiscal Year."



                                                         Performance
                                    Number of             or Other                      Estimated Future Payouts Under
                                      Shares,              Period                         Non-Stock Price-Based Plans
                                     Units or              Until            --------------------------------------------------------
                                      Other              Maturation              Threshold            Target            Maximum
            Name                      Rights             or Payout                   $                   $                 $
             (a)                       (b)                  (c)                   (d) (1)             (e) (2)           (f) (3)
-----------------------------   -----------------   --------------------    -------------------   ---------------   ----------------
Walter M. Higgins                      2,952              3 years                   34,501              69,003           120,755
William E. Peterson                    1,168              3 years                   13,651              27,302            47,778
Malyn K. Malquist                      1,168              3 years                   13,651              27,302            47,778
Gerald W. Canning                        689              3 years                    8,053              16,105            28,184
Victor H. Pena                           565              3 years                    6,603              13,207            23,112


(1) The threshold represents the level of TSR and EPS achieved during the cycle which represents minimum acceptable performance and which, if attained, results in payment of 50% of the target award. Performance below the minimum acceptable level results in no award earned.

(2) The target represents the level of TSR and EPS achieved during the cycle which indicates outstanding performance and which, if attained, results in payment of 100% of the target award.

(3) The maximum represents the maximum payout possible under the plan and a level of TSR and EPS indicative of exceptional performance which, if attained, results in a payment of 175% of the target award.

    All levels of awards are made with reference to the price of each performance share at the time of grant.

                                 PENSION PLANS

     The following table shows annual benefits payable on retirement at normal retirement age 65 to elected officers under the Company's defined benefit plans based on various levels of remuneration and years of service which may exist at the time of retirement.


 Highest Average Five-       Annual Benefits for Years of Service Indicated
   Years Remuneration      15 Years   20 Years   25 Years   30 Years   35 Years
------------------------   --------   --------   --------   --------   --------
       $ 60,000            $ 27,000   $ 31,500   $ 36,000   $ 36,000   $ 36,000
       $120,000            $ 54,000   $ 63,000   $ 72,000   $ 72,000   $ 72,000
       $180,000            $ 81,000   $ 94,500   $108,000   $108,000   $108,000
       $240,000            $108,000   $126,000   $144,000   $144,000   $144,000
       $300,000            $135,000   $157,500   $180,000   $180,000   $180,000
       $360,000            $162,000   $189,000   $216,000   $216,000   $216,000
       $420,000            $189,000   $220,500   $252,000   $252,000   $252,000
       $480,000            $216,000   $252,000   $288,000   $288,000   $288,000
       $540,000            $243,000   $283,500   $324,000   $324,000   $324,000
       $600,000            $270,000   $315,000   $360,000   $360,000   $360,000
       $660,000            $297,000   $346,500   $396,000   $396,000   $396,000
       $720,000            $324,000   $378,000   $432,000   $432,000   $432,000


     The Company's noncontributory Retirement Plan provides retirement benefits to eligible employees upon retirement at a specified age. Annual benefits payable are determined by a formula based on years of service and final average earnings consisting of base salary and incentive compensation. Remuneration for the named executives is the amount shown under Salary and Incentive Pay in the Summary Compensation Table. Pension costs of the Retirement Plan to which the Company contributes 100% of the funding are not and cannot be readily allocated to individual employees and are not subject to Social Security or other offsets.

     Years of credited service under the qualified plan for Messrs. Higgins, Malquist, Peterson, Canning, and Pena are 3.1, 2.7, 3.6, 27.1, and 2.6, respectively.

     A Supplemental Executive Retirement Plan (SERP) and an Excess Plan are also offered to the named executive officers. The SERP is intended to ensure the payment of a competitive level of retirement income to attract, retain and motivate selected executives. The Excess Plan is intended to provide benefits to executive officers whose pension benefits under the Company's Retirement Plan are limited by law to certain maximum amounts.

     In addition, the Company has entered into an arrangement with Mr. Peterson crediting him with four years of service for prior years of service with his previous employer, most of which was dedicated to performing legal services for SPR and the Company, and an additional one-half year credit for each year of service with the Company for the first ten years of his employment. The Company also entered into an agreement with Mr. Pena when he accepted employment with Sierra Pacific Resources after several years with Louisville Gas and Electric Company, crediting him with three years of service.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Stock of SPR

     The following table indicates the shares owned by Weiss Asset Management Co., the only person known to Sierra Pacific Resources to be owner of more than 5 percent of any class of its voting stock as of February 28, 1997:

                                                  Shares
                        Name and Address       Beneficially    Percent
 Title of Class       of Beneficial Owner         Owner       of Class
-----------------   ------------------------   ------------   ---------
Common Stock        Weiss Asset Management        1,635,000      5.31 %
                       660 Madison Avenue
                    New York, NY  10022-8405

          The table below sets forth the shares of Sierra Pacific Resources Common Stock beneficially owned by each director, nominee for director, the Chief Executive Officer, and the four other most highly compensated executive officers. No director, nominee for director or executive officer owns, nor do the directors and executive officers as a group own, in excess of one percent of the outstanding Common Stock of SPR. Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to the shares shown.

                             Common Shares
                             Beneficially      Percent of Total Common
    Name of Director          Owned as of      Shares Outstanding as of
       or Nominee          February 28, 1997      February 28, 1997
------------------------   -----------------   ------------------------

Edward P. Bliss                  11,557
Krestine M. Corbin                8,484
Theodore J. Day                  18,054
Harold P. Dayton, Jr.            10,659
James R. Donnelley               15,496         No director or nominee
Richard N. Fulstone              12,833          for director owns in
Walter M. Higgins                17,386         excess of one percent.
James L. Murphy                   8,331
Ronald K. Remington               6,170
Dennis E. Wheeler                 7,342
Robert B. Whittington            11,047
                                -------
                                127,359
                                =======


                                       Common Shares
                                       Beneficially      Percent of Total Common
                                        Owned as of      Shares Outstanding as of
        Executive Officers           February 28, 1997      February 28, 1997
----------------------------------   -----------------   ------------------------

Walter M. Higgins                          17,386
Malyn K. Malquist                           6,656          No executive officer
William E. Peterson                         6,208         owns in excess of one
Gerald W. Canning                           8,008                percent.
Victor H. Pena                              2,544
                                          -------
                                           40,802
                                          -------
All directors and executive
 officers as a group (a) (b) (c)          163,004
                                          =======


(a) Includes shares acquired through participation in the Employee Stock Ownership Plan and/or Employee Stock Purchase Plan.

(b) The number of shares beneficially owned includes shares which the Executive Officers currently have the right to acquire pursuant to stock options granted and performance shares earned under the Executive Long-Term Incentive Plan. Shares beneficially owned pursuant to stock options granted to Messrs. Higgins, Malquist, Peterson, Canning, and Pena, and all directors and executive officers as a group are 12,979, 4,048, 4,646, 2,676, 1,816, and 30,249 shares, respectively. Shares beneficially owned as a result of performance shares earned by Messrs. Higgins, Malquist, Peterson, Canning, Pena, and all directors and officers as a group are 3,400, 1,090, 1,435, 839, 400, and 9,139, respectively.

(c) Included in the shares beneficially owned by the Directors are 66,571 shares of "phantom stock" representing the actuarial value of the Director's vested benefits in the terminated Retirement Plan for Outside Directors. The "phantom stock" is held in an account to be paid at the time of the Director's departure from the Board.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     SPR has entered into an agreement with Hale Day Gallagher Co., a real estate brokerage and investment company, to act as broker for the sale of a property owned by Lands of Sierra, Inc., a subsidiary of SPR. The eventual sale of the property will result in Hale Day Gallagher Co. receiving a standard brokerage commission not to exceed 5% of the selling price. Mr. T.J. Day, a senior partner of Hale Day Gallagher Co. and a Director of the Company, has no relationship with, or interest in, the transaction, will receive no part of the commission, and will receive no direct or indirect benefit from the transaction.

     Mr. Peterson, formerly a partner with the law firm of Woodburn and Wedge, became Senior Vice President and General Counsel for Sierra Pacific Resources in 1993. Woodburn and Wedge, which has performed legal services for Sierra Pacific Power Company since 1920 and for Sierra Pacific Resources and all its subsidiaries from their inception, continues to perform legal work for the Company. Mr. Peterson's spouse, an equity partner in the firm since 1982, was moved to inactive status in the firm as of January 1, 1997.

     Susan Oldham, a former employee of SPPC specializing in water resources law, planning and policy accepted the Company's voluntary severance offering in December 1995. Ms. Oldham is the spouse of Steven C. Oldham, Vice President Transmission Business Group and Strategic Development for Sierra Pacific Power Company. Ms. Oldham, a licensed attorney in Nevada and California, has continued to perform specialized legal services in the water resource area for the Company on a contract basis.

     In April 1994, Mr. Malquist, Senior Vice President and Chief Financial Officer, received a $92,000 interest-free loan related to his employment arrangement with the Company. The loan is payable in four equal annual installments. Any installment due on any anniversary date on which Mr. Malquist is employed by the Company and will be discharged by the Company in consideration for services rendered during the previous year.


                          CHANGE IN CONTROL AGREEMENT
                          ---------------------------

     The Company has entered into severance agreements with all of the executive officers identified in Item 11, including the individuals named in the Summary Compensation Table, and two other senior executives of the Company who are not officers. These agreements provide that, upon termination of the executive's employment within twenty-four months following a change in control of the Company (as defined in the agreements) either (a) by the Company for reasons other than cause (as defined in the agreements), death or disability, or (b) by the executive for good reason (as defined in the agreement, including a diminution of responsibilities, compensation, or benefits (unless, with respect to reduction in salary or benefits, such reduction is applicable to all senior executives of the Company and the acquirer)), the executive will receive certain payments and benefits. These severance payments and benefits include (i) a lump sum payment equal to three times the sum of the executive's base salary and target bonus, (ii) a lump sum payment equal to the present value of the benefits the executive would have received had he continued to participate in the Company's retirement plans for an additional 3 years (or, in the case of the Company's Supplemental Executive Retirement Plan only, the greater of three years or the period from the date of termination until the executive's early retirement date, as defined in such plan), and (iii) continuation of life, disability, accident and health insurance benefits for a period of thirty-six (36) months immediately following termination of employment. The agreements also provide that if any compensation paid, or benefit provided, to the executive, whether or not pursuant to the severance agreements, would be subject to the federal excise tax on "excess parachute payments," payments and benefits provided pursuant to the agreement will be cut back to the largest amount that would not be subject to such excise tax, if such cutback results in a higher after-tax payment to the executive.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                            Page
                                                                            ----
1.   Financial Statements:
          Report of Independent Accountants...............................   55
          Consolidated Balance Sheets as of
            December 31, 1996 and 1995....................................   57
          Consolidated Statements of Income for the Years
            Ended December 31, 1996, 1995 and 1994........................   58
          Consolidated Statements of Common Shareholder's Equity
            for the Years Ended December 31, 1996, 1995 and 1994..........   59
          Consolidated Statements of Capitalization as of
            December 31, 1996 and 1995....................................   60
          Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1996, 1995 and 1994..................   61
          Notes to Consolidated Financial Statements......................   62

          All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable.

3.      Exhibits:
          Exhibits are listed in the Exhibit Index on pages 105-114.


(B)  REPORTS ON FORM 8-K

        Filed on November 20, 1996 - Item 4, Changes in Registrant's Certifying Accountant

     Based upon the recommendation if its audit committee, the Board of Directors of the Company, a wholly owned subsidiary of Sierra Pacific Resources, voted to appoint Deloitte & Touche LLP as the Company's independent accountants. Coopers & Lybrand L.L.P. had previously served as the Company's independent accountants. During the two most recent fiscal years, ending December 31, 1995, the reports on financial statements by Coopers & Lybrand L.L.P. did not contain any adverse opinion or disclaimer of opinion, nor were the reports modified or qualified in any manner. Additionally, there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure for the above mentioned period nor were there any "reportable events" as defined in Item 304 (a) (1) (v) of Regulation S-K.

Reports on Form 8-K/A

     Filed on November  22, 1996 - Amendment of Form 8-K filed on November 20,
     1996

     . To include as an exhibit a letter from Coopers & Lybrand L.L.P. dated November 21, 1996 regarding the change in certifying accountants.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SIERRA PACIFIC POWER COMPANY


                           By: /s/    Walter M. Higgins
                               ---------------------------------
                                     Walter M. Higgins
                                  Chairman, President and
                                  Chief Executive Officer
                                      March 21, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 1997.


/s/      Mark A. Ruelle                          /s/      Lynn M. Miller
------------------------------                   -----------------------------
       Mark A. Ruelle                                     Lynn M. Miller
    Senior Vice President and                               Controller
     Chief Financial Officer                      (Principal Accounting Officer)
  (Principal Financial Officer)


/s/      Edward P. Bliss                         /s/      James L. Murphy
---------------------------------                -----------------------------
         Edward P. Bliss                                  James L. Murphy
          Director                                           Director


/s/    Krestine M. Corbin                        /s/    Ronald K. Remington
---------------------------------                -----------------------------
       Krestine M. Corbin                               Ronald K.Remington
          Director                                           Director


/s/      Theodore J. Day                         /s/     Dennis E. Wheeler
---------------------------------                ------------------------------
        Theodore J. Day                                  Dennis E. Wheeler
          Director                                           Director


/s/   Harold P. Dayton, Jr.                      /s/   Robert B. Whittington
---------------------------------                ------------------------------
      Harold P. Dayton, Jr.                            Robert B. Whittington
          Director                                           Director


/s/    James R. Donnelley                        /s/    Walter M. Higgins
---------------------------------                ------------------------------
       James R. Donnelley                               Walter M. Higgins
          Director                                           Director


/s/    Richard N. Fulstone
--------------------------
       Richard N. Fulstone
           Director

                          SIERRA PACIFIC POWER COMPANY
                          1996 FORM 10-K EXHIBIT INDEX


  Exhibits filed with this Form 10-K are denoted with an asterisk (*). The other listed exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

A (1)
        . Distribution Agreement related to the Company's offering of $35 million of Collateralized Medium-term Notes, Series D. (Exhibit A on Form 8-K dated March 10, 1997).

  (3)
        . Restated Articles of Incorporation of the Company dated May 19, 1987 (originally filed as Exhibit (3)(A) to the 1987 Form 10-K - refiled as Exhibit (3)(A) to the 1993 Form 10-K)

        . Certificate of Amendments dated August 26, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's preferred stock (Exhibit 3.1 to Form 8-K dated August 26, 1992)

        . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Series C Preferred Stock (Exhibit 4.1 to Form 8-K dated August 26, 1992)

        . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Series G Preferred Stock (Exhibit 4.2 to Form 8-K dated August 26, 1992)

        . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Class A Series 1 Preferred Stock (Exhibit 4.3 to Form 8-K dated August 26, 1992)

        . Articles of Incorporation of Pinon Pine Corp., dated December 11, 1995. (Exhibit (3) (A) to Form 10-K filed December 31, 1995)

        . Articles of Incorporation of Pinon Pine Investment Co., dated December 11, 1995. (Exhibit (3) (B) to Form 10-K dated December 31,
            1995)

        . Agreement of Limited Liability Company of Pinon Pine Company, L.L.C., dated December 15, 1995, between Pinon Pine Corp., Pinon Pine Investment Co. and GPSF-B INC. (Exhibit (3) (C) to Form 10- K dated December 31, 1995)

      *(A)

            By-laws of the Company, in its entirety as amended through November 13, 1996.

 (4)
        . Mortgage Indentures of the Company defining the rights of the holders of the Company's First Mortgage Bonds: Original Indenture (Exhibit 7-A to Registration No. 2-7475); Ninth Supplemental Indenture (Exhibit 2-M to Registration No. 2-59509); Tenth Supplemental Indenture (Exhibit 4-K to Registration No. 2-23932); Eleventh Supplemental Indenture (Exhibit 4-L to Registration No. 2-26552); Twelfth Supplemental Indenture (Exhibit 4-Lto Registration No. 2- 36982); Sixteenth Supplemental Indenture (Exhibit 2-Y to Registration No. 2-53404); Nineteenth Supplemental Indenture (originally filed as Exhibit (2)(B) to the 1978 Form 10-K - refiled as Exhibit (4)(A) to the 1991 Form 10-K; Twentieth Supplemental Indenture (originally filed as Exhibit (2)(C) to the 1978 Form 10-K
            - refiled as Exhibit (4)(B) to the 1991 Form 10- K); Twenty-Seventh Supplemental Indenture (Exhibit (4)(A) to the 1989 Form 10-K); Twenty-Eighth Supplemental Indenture (Exhibit (4)(A) to the 1992 Form 10-K); Twenty-Ninth Supplemental Indenture (Exhibit D to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program); Thirtieth Supplemental Indenture (Exhibit (4)(B) to the 1992 Form 10-K); Thirty-First Supplemental Indenture (Exhibit
            (4)(C) to the 1992 Form 10-K); Thirty-Second Supplemental Indenture (Exhibit 4.6 to Registration No. 33-69550); Thirty-Third Supplemental Indenture (Exhibit C to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program); Thirty-fourth Supplemental Indenture (Exhibit C to Form 10-K dated February 1, 1996 in connection with the Company's medium-term note program)

        . Thirty-fifth Supplemental Indenture dated as of February 1, 1997 to Indenture of Mortgage dated as of December 1, 1940 defining the rights of the Company's First Mortgage Bonds. (Exhibit C of Form 8-K dated March 10, 1997).

        . Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium- term Note program (Exhibit B to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

        . First Supplemental Indenture dated June 1, 1992 to Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term note program (Exhibit C to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

        . Second Supplemental Indenture dated October 1, 1993 to Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium- term note program (Exhibit B to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

        . Third Supplemental Indenture dated as of February 1, 1996 to Collateral Trust Indenture dated as of June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term note Program Series C. (Exhibit B to Form 8-K dated March 11, 1996).

        . Fourth Supplemental Indenture dated as of February 1, 1997 to Collateral Trust Indenture dated as of June 1, 1992 between the Company and Banker's Trust Company, as Trustee, relating to the Company's medium-term note Program, Series D. (Exhibit B of Form 8-K dated March 10, 1997).

        . Form of medium-term global floating rate note, Series A (Exhibit E to Form 8-K dated July 15, 1992 in connection with the Company's medium- term note program)

        . Form of medium-term global floating rate note, Series B (Exhibit D to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

        . Form of medium-term global floating rate note, Series C. (Exhibit D to Form 8-K dated March 10, 1997).

        . Form of Medium Term Global Fixed Rate Note, Series D. (Exhibit D of Form 8-K dated March 10, 1997).

        . Amended and Restated Declaration of Trust of Sierra Pacific Power Capital I (the Trust) dated July 24, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.1 Form 8-K dated August 2, 1996)

        . Indenture between the Company and IBJ Schroder Bank and Trust Company as Trustee dated July 1, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.2 Form 8-K dated August 2, 1996)

        . First Supplemental Indenture to the Indenture used in connection with the issuance of Junior Subordinated Debentures dated July 24, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.3 Form 8-K dated August 2, 1996).

        . Guarantee with respect to Preferred Securities dated July 29, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.4 Form 8-K dated August 2, 1996).

        . Guarantee with respect to Common Securities dated July 29, 1996 in connection with the offering of the Preferred Securities of the Trust. (Exhibit 4.5 Form 8-K dated August 2, 1996).

(10)
        . Interconnection Agreement dated May 19, 1971 between the Company and Utah Power & Light Company (originally filed as Exhibit (10)(D) to the 1986 Form 10-K - refiled as Exhibit (10)(A) to the 1992 Form 10-K)

        . Amendment dated September 12, 1977 to Interconnection Agreement dated May 19, 1971 between the Company and Utah Power & Light Company (Exhibit 5-T to Registration No. 2-62476)

        . Second Amendment dated September 3, 1985 to Interconnection Agreement dated May 19, 1971 between the Company and Utah Power & Light Company (originally filed as Exhibit (10)(A) to the 1985 Form 10-K - refiled as Exhibit (10)(A) to the 1991 Form 10-K)

        . Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (confidential portions omitted and filed separately with the Securities and Exchange Commission) (Exhibit 5-GG to Registration No. 2-62476)

        . Amendment No. 1 dated November 8, 1983 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (originally filed as Exhibit (10)(B) to the 1983 Form 10-K - refiled as Exhibit (10)(B) to the 1991 Form 10-K)

        . Amendment No. 2 dated February 25, 1987 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (originally filed as Exhibit (10)(G) to the 1986 Form 10-K as amended by Form 8 filed May 19, 1987 - refiled as Exhibit (10)(A) to the 1993 Form 10-K)

        . Amendment No. 3 dated May 8, 1992 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (Exhibit (10)(B) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

        . Coal Purchase Contract dated June 19, 1986 between the Company, Black Butte Coal Company and Idaho Power Company (originally filed as Exhibit (10)(B) to the 1986 Form 10-K - refiled as Exhibit
            (10)(C) to the 1992 Form 10-K)

        . Settlement Agreement and Mutual Release dated May 8, 1992 between the Company and Coastal States Energy Company (Exhibit (10)(D) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

        . Firm Natural Gas Sale and Purchase Agreement (Petro I Agreement) dated November 1, 1992 between the Company and Petro-Canada (Exhibit
            (10)(E) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

        . Firm Natural Gas Sale and Purchase Agreement (Petro II Agreement) dated November 1, 1994 between the Company and Petro-Canada (Exhibit
            (10)(F) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

        . Short-Term Gas Sale and Purchase Agreement dated October 23, 1991 between the Company and Shell Canada Limited (Exhibit (10)(G) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

        . Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (originally filed as Exhibit (10)(A) to the 1981 Form 10-K - refiled as Exhibit (10)(C) to the 1991 Form 10- K)

        . Amendatory Agreement dated February 14, 1992 to Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (Exhibit (10)(D) to the 1991 Form 10-K)

        . Agreement dated February 23, 1989 between the Company and Idaho Power Company for the supply of power and energy (Exhibit (10)(A) to the 1988 Form 10-K)

        . Long-Term Power Sales Agreement dated February 9, 1989 between the Company and PacifiCorp (Exhibit (10)(B) to the 1988 Form 10-K)

        . Cooperative Agreement dated July 31, 1992 between the Company and the United States Department of Energy in connection with the Pinon Pine Integrated Coal Gasification Combined Cycle Project (Exhibit
            (10)(H) to the 1992 Form 10-K)

        . Revised Intercompany Pool Agreement dated July 19, 1982 pertaining to the Company's membership (originally filed as Exhibit (10)(C) to the 1982 Form 10-K - refiled as Exhibit (10)(E) to the 1991 Form 10-K)

        . Agreement dated November 7, 1986 between the Company and Western Systems Power Pool (Exhibit (10)(C) to the 1988 Form 10-K)

        . Memorandum dated October 1, 1988 to Agreement dated November 7, 1986 between the Company and Western Systems Power Pool (Exhibit (10)(D) to the 1988 Form 10-K)

        . General Transfer Agreement dated February 25, 1988 between the Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration (Exhibit (10)(E) to the 1988 Form 10-K)

        . North Valmy Station Operating Procedures Criteria dated July 1, 1986 between the Company and Idaho Power Company (originally filed as Exhibit (10)(B) to the 1987 Form 10-K - refiled as Exhibit (10)(B) to the 1993 Form 10-K)

        . Rail Transportation Contract dated June 30, 1986 between the Company and Idaho Power Company as shippers and Union Pacific and Western Pacific Railroad Companies as carriers (originally confidentially filed as Exhibit (10)(H) to the 1986 Form 10-K as amended by Form 8 filed May 19, 1987 - refiled as Exhibit (10)(C) to the 1993 Form 10-K)

        . Addendum dated October 9, 1993 to Rail Transportation Contract dated June 30, 1986 between the Company and Idaho Power Company as shippers and Union Pacific Railroad Companies as carriers (Exhibit
            (10)(D) to the 1993 Form 10-K)

        . Financing Agreement dated March 1, 1987 between the Company and Humboldt County, Nevada relating to the Humboldt County, Nevada Variable Rate Demand Pollution Control Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(C) to the 1987 Form 10-K - refiled as Exhibit
            (10)(E) to the 1993 Form 10-K)

        . Financing Agreement dated March 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(E) to the 1987 Form 10-K - refiled as Exhibit (10)(F) to the 1993 Form 10-K)

        . Financing Agreement dated June 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(G) to the 1987 Form 10-K - refiled as Exhibit (10)(G) to the 1993 Form 10-
            K)

        . Financing Agreement dated December 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Gas Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(I) to the 1987 Form 10-K - refiled as Exhibit (10)(H) to the 1993 Form 10-K)

        . Financing Agreement dated September 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Gas Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(C) to the 1990 Form 10-K)

        . Financing Agreement dated December 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(E) to the 1990 Form 10-K)

        . First Amendment dated August 12, 1991 to Financing Agreement dated December 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(J) to the 1991 Form 10-K)

        . Letter of Credit, Reimbursement and Security Agreement dated December 12, 1990 between the Company and Union Bank of Switzerland relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(F) to the 1990 Form 10-K)

        . Financing Agreement dated June 1, 1993 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1993A (Exhibit (10) (I) to the 1993 Form 10-K)

        . Financing Agreement dated June 1, 1993 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1993B (Exhibit (10) (J) to the 1993 Form 10-K)

        . Credit Agreement dated January 3, 1995 by and among the Company, The Lenders Parties thereto from time to time and Mellon Bank, N.A., as Agent. (Exhibit (10)(A) to the 1994 Form 10-K)

        . Agreement dated May 1, 1991 between the Company and the Inter-national Brotherhood of Electrical Workers (Exhibit (10)(K) to the 1991 Form 10-K)

        . Ratified changes to the Agreement between the Company and the International Brotherhood of Electrical Workers dated October 31, 1994 (Exhibit (10)(B) to the 1994 Form 10-K)

        . Employment Agreement dated June 27, 1994 by and among the Company SPR and Gerald C. Canning. (Exhibit (10)(C) to the 1994 Form 10-K)

        . Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (originally filed as Exhibit (10)(C) to the 1986 Form 10-K - refiled as Exhibit (10)(I) to the 1992 Form 10- K)

        . Letter of Amendment dated May 18, 1987 to Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (Exhibit
            (10)(L) to the 1987 Form 10-K - refiled as Exhibit (10) (K) to the 1993 Form 10-K)

        . Natural gas Transportation Service Agreement, dated January 11, 1995 between the Company and Tuscarora Gas Transmission Company.

        . Fixed-Price Turn-Key Construction Agreement, dated December 15, 1995 between the Company and Pinon Pine Co., L.L.C.

        . Operation and Maintenance Agreement, dated December 15, 1995 between the Company and Pinon Pine Co., L.L.C.

        . Syngas Purchase Agreement, dated December 15, 1995 between the Company and Pinon Pine Co., L.L.C.

(11)
        . The Company is a wholly-owned subsidiary and, in accordance with Paragraph 6 of Accounting Principles Board Opinion No. 15 (Earnings Per Share), earnings per share data have been omitted.

(12)

        . Calculation of Ratio of Earnings to Fixed Charges used in connection with the Company's Registration Statement (No. 333-17041) relating to its offering of $35 million of Collateralized medium-term notes, Series D. (Exhibit E to Form 8-K dated March 10, 1997).

       *(A)

            Calculation of Pre-Tax Interest Coverages for the Periods 1996, 1995, and 1994.

(16)

        . Letter from Coopers & Lybrand L.L.P. dated November 21, 1996 regarding the change in certifying accountants. (Exhibit filed with Form 8-K/A dated November 22, 1996)

(21)

            Subsidiaries of the Registrant:
                Pinon Pine Corp.
                Pinon Pine Investment Co.
                Sierra Pacific Power Capital Trust I (The Trust)

(23) *(A)
            Consent of Independent Accountants, Deloitte and Touche, LLP, Form S-3 of Sierra Pacific Power Company for Series D medium-term notes (File No. 333-17041).

     *(B)

            Consent of Independent Accountants Coopers and Lybrand L.L.P., Form S- 3 of Sierra Pacific Power Company for Series D medium-term notes (File No. 333-17041).

(27)
        . The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements of the Company used in connection with the Form 10-Q for the six-month period ending June 30, 1996. (Exhibit filed with the Form 10-Q dated August 14, 1996).

        . The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements of the Company used in connection with the Form 10-Q for the nine-month period ended September 30, 1996. (Exhibit filed with the Form 10-Q dated November 7, 1996).
     *(A)

            The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10- K for the twelve month period ending December 31, 1996. (Exhibit filed with the Form 10-K dated March 14, 1997.)

(99)
        . Press Release from the Company dated June 28, 1996 announcing receipt of notification from its merger partners, Spokane-based Washington Water Power Company (WWP), that WWP no longer intends to pursue the merger of the two companies. (Exhibit C of Form 8-K dated July 3, 1996).

                _______________________________________________