Form 10-Q
period 1997-03-31
SIERRA PACIFIC POWER CO
filed 1997-05-15
CIK 90144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED          MARCH 31, 1997
                                                --------------------------------


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                         ---------    ----------


                          Commission File Number 0-508


                          SIERRA PACIFIC POWER COMPANY
             (Exact name of registrant as specified in its charter)

           NEVADA                                   88-0044418
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

P.O. Box 10100 (6100 Neil Road)
        Reno, Nevada                                  89520-0400
                                                       (89511)
(Address of principal executive office)              (Zip Code)

                                 (702) 689-5400
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

             Class                                 Outstanding at May 14, 1997
Common Stock, $3.75 par value                                    1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997



                                   CONTENTS


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                                                                               PAGE
                                                                               ----
ITEM 1.   Financial Statements

          Report of Independent Accountants.................................     3

          Consolidated Balance Sheets - March 31, 1997 and
               December 31, 1996............................................     4

           Consolidated Statements of Income - Three Months
               Ended March 31, 1997 and 1996................................     5

          Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1997 and 1996................................     6

          Notes to Consolidated Financial Statements........................     7

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations.....................................................     8

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS.................................................    12

ITEM 5.   OTHER INFORMATION.................................................    12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................    12

Signature Page..............................................................    13

                        INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sierra Pacific Power Company
Reno, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of March 31, 1997,and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1997. The interim financial statements as of March 31, 1996, and for the three-month period then ended were reviewed by other accountants whose report dated April 26, 1996, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Reno, Nevada
April 29, 1997

                          SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                 March 31,           December 31,
                                                                                   1997                 1996
                                                                                -----------          -----------
                                                                                (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                               $1,997,514            $1,984,781

    Less:  accumulated provision for depreciation                                   620,877               606,406
                                                                                 ----------            ----------
                                                                                  1,376,637             1,378,375
  Construction work-in-progress                                                     175,643               164,835
                                                                                 ----------            ----------
                                                                                  1,552,280             1,543,210
                                                                                 ----------            ----------
Investments in subsidiaries and other property, net                                  22,342                22,394
                                                                                 ----------            ----------
Current Assets:
  Cash and cash equivalents                                                           3,956                   890
  Accounts receivable less provision for uncollectible accounts $1,710 at
    March 31, 1997 and $2,196 at December 31, 1996                                   86,874                94,782
  Materials, supplies and fuel, at average cost                                      26,291                27,586
  Other                                                                               5,380                 3,948
                                                                                 ----------            ----------
                                                                                    122,501               127,206
                                                                                 ----------            ----------
Deferred Charges:
  Regulatory tax asset                                                               67,599                67,667
  Other regulatory assets                                                            67,333                67,319
  Other                                                                              19,157                14,832
                                                                                 ----------            ----------
                                                                                    154,089               149,818
                                                                                 ----------            ----------
                                                                                 $1,851,212            $1,842,628
                                                                                 ==========            ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                    $  610,888            $  606,896
  Preferred stock                                                                    73,115                73,115
  Preferred stock subject to mandatory redemption:
  Company-obligated mandatorily redeemable preferred securities of the
     Company's subsidiary Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.6% junior
     subordinated debentures of the Company, due 2036                                48,500                48,500
  Long-term debt                                                                    607,184               607,287
                                                                                 ----------            ----------
                                                                                  1,339,687             1,335,798
                                                                                 ----------            ----------
Current Liabilities:
  Short-term borrowings                                                              46,000                38,000
  Current maturities of long-term debt and preferred  stock                          15,440                15,434
  Accounts payable                                                                   44,163                53,998
  Accrued interest                                                                   12,845                 6,178
  Dividends declared                                                                 19,365                17,365
  Accrued salaries and benefits                                                      11,949                11,300
  Other current liabilities                                                          17,350                21,560
                                                                                 ----------            ----------
                                                                                    167,112               163,835
                                                                                 ----------            ----------
Deferred Credits:
  Accumulated deferred federal income taxes                                         162,650               162,438
  Accumulated deferred investment tax credit                                         41,343                41,835
  Regulatory tax liability                                                           42,499                42,870
  Customer advances for construction                                                 37,955                39,429
  Other                                                                              59,966                56,423
                                                                                 ----------            ----------
                                                                                    344,413               342,995
                                                                                 ----------            ----------
                                                                                 $1,851,212            $1,842,628
                                                                                 ==========            ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                               ---------
                                                                                       1997                   1996
                                                                                     --------               --------
                                                                                              (UNAUDITED)
OPERATING REVENUES:
 Electric                                                                            $134,655               $127,757
 Gas                                                                                   28,177                 25,067
 Water                                                                                  9,026                  9,330
                                                                                     --------               --------
                                                                                      171,858                162,154
                                                                                     --------               --------
OPERATING EXPENSES:
 Operation:
    Purchased power                                                                    31,878                 31,169
    Fuel for power generation                                                          22,807                 23,863
    Gas purchased for resale                                                           13,932                 12,954
    Other                                                                              31,987                 30,087
 Maintenance                                                                            6,049                  4,477
 Depreciation and amortization                                                         15,378                 14,062
 Taxes:
    Income taxes                                                                       12,843                 12,294
    Other than income                                                                   4,692                  4,583
                                                                                     --------               --------
                                                                                      139,566                133,489
                                                                                     --------               --------
OPERATING INCOME                                                                       32,292                 28,665
                                                                                     --------               --------

OTHER INCOME:
 Allowance for other funds used during construction                                     1,434                    663
 Other income - net                                                                       251                    311
                                                                                     --------               --------
                                                                                        1,685                    974
                                                                                     --------               --------
     Total Income                                                                      33,977                 29,639
                                                                                     --------               --------

INTEREST CHARGES:
  Long-term debt                                                                        9,946                  8,535
  Other                                                                                   799                  1,137
  Allowance for borrowed funds used during construction and
   capitalized interest                                                                (1,168)                  (147)
                                                                                     --------               --------
                                                                                        9,577                  9,525
INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE                                       --------               --------
 PREFERRED SECURITIES                                                                  24,400                 20,114
  Preferred dividend requirements of Company-obligated mandatorily
   redeemable preferred securities                                                     (1,043)                     -
                                                                                     --------               --------

INCOME BEFORE PREFERRED DIVIDENDS                                                      23,357                 20,114
  Preferred dividend requirements                                                      (1,365)                (1,785)
                                                                                     --------               --------
INCOME APPLICABLE TO COMMON STOCK                                                    $ 21,992               $ 18,329
                                                                                     ========               ========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
                                                                                  1997          1996
                                                                                --------      --------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends:                                            $ 23,357      $ 20,114
  Non-cash items included in income:
     Depreciation and amortization                                                15,378        14,062
     Deferred taxes and deferred investment tax credit                              (583)       (5,516)
     AFUDC and capitalized interest                                               (2,601)         (810)
     Early retirement and severance amortization                                   1,257           529
     Other non-cash                                                                 (474)        4,357
  Changes in certain assets and liabilities:
     Accounts receivable                                                           7,908        12,184
     Materials, supplies and fuel                                                  1,294        (1,298)
     Other current assets                                                         (1,434)       (3,545)
     Accounts payable                                                             (9,835)      (41,861)
     Other current liabilities                                                     3,105        16,766
     Other - net                                                                  (2,195)       10,030
                                                                                --------      --------
Net Cash Flows From Operating Activities                                          35,177        25,012
                                                                                --------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Additions to utility plant                                                  (28,498)      (29,688)
      Non-cash charges                                                             2,720           866
      Net customer refunds and contributions in aid construction                   2,484         2,399
                                                                                --------      --------
Net Cash Used In Investing Activities                                            (23,294)      (26,423)
                                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in short-term borrowings                                 8,654        (5,847)
      Proceeds from issuance of long-term debt                                         -        19,875
      Reduction of long-term debt                                                   (107)         (115)
      Decrease in funds held in trust                                                  -         9,175
      Dividends paid                                                             (17,364)      (16,785)
                                                                                --------      --------
Net Cash (Used In) Provided From Financing Activities                             (8,817)        6,303
                                                                                --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          3,066         4,892
Beginning balance in Cash and Cash Equivalents                                       890         1,373
                                                                                --------      --------
Ending balance in Cash and Cash Equivalents                                     $  3,956      $  6,265
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash Paid During Period For:
      Interest                                                                  $  4,805      $  2,154
      Income Taxes                                                              $ 40,611      $      -


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



NOTE 1.    MANAGEMENT'S STATEMENT
---------------------------------

    In the opinion of the management of Sierra Pacific Power Company, hereafter known as the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows for the periods shown. These consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Deloitte & Touche LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements, and their report has been included in this report.

    The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sierra Pacific Power Capital I, Pinon Pine Corp., and Pinon Pine Investment Co. All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

    Certain items previously reported for years prior to 1997 have been reclassified to conform with the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.



NOTE 2.  REGULATORY ACTIONS.
----------------------------

    Based upon the rate plan approved by the Nevada Commission on February 6, 1997, the Company recorded, in 1996, a $13 million refund. That amount was shown as a current liability at December 31, 1996. In the first quarter of 1997, that refund was paid to the Company's customers. For further discussion of the $13 million rate refund and the stipulation, refer to the Company's 1996 Annual Report on Form 10-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------

    Total operating revenues for the three-months ended March 31, 1997 increased by 6% ($9.7 million) over the comparable period of 1996 due to increased energy sales.


                                                                                 March 31,
                                                                                 ---------
                                                                        1997                      1996
                                                                     ----------                 ---------
Operating Revenues:
       Electric                                                        $134,655                  $127,757
       Gas                                                               28,176                    25,067
       Water                                                              9,026                     9,330
                                                                       --------                  --------
          Total Revenues                                               $171,857                  $162,154
                                                                       --------                  --------

Energy Costs:
       Electric                                                        $ 54,684                  $ 55,649
       Gas                                                               13,940                    12,953
                                                                       --------                  --------
          Total Energy Costs                                             68,624                    68,602
                                                                       --------                  --------
            Revenue Margin                                             $103,233                  $ 93,552
                                                                       --------                  --------

Revenue Margin by Division:
       Electric                                                        $ 79,971                  $ 72,108
       Gas                                                               14,236                    12,114
       Water                                                              9,026                     9,330
                                                                       --------                  --------
          Total                                                        $103,233                  $ 93,552
                                                                       ========                  ========



    Energy costs are comprised of purchased power, fuel for power generation and gas purchased for resale. Average energy costs for the three months ended are set forth below.

                                                                                   MARCH 31,
                                                                                  ----------
                                                                           1997                     1996
                                                                          ------                   ------
Average cost per KWH of
  purchased power                                                           3.42c                    3.09c

Average cost per KWH of
  generated power                                                           2.05c                    2.24c

Average cost per therm of
  gas purchased for resale                                                 28.18c                   27.71c


    The total cost of purchased power increased by 2.3% ($.7 million) for the three months ended March 31, 1997, over the comparable period in 1996, due to higher priced hydro-generated energy in the Pacific Northwest.

    Megawatt-hours (MWH) generated increased by 4.2% (44,257 MWH) for the three months ended March 31, 1997, over the comparable 1996 period due to cheaper fuel costs for generation coupled with increased customer demand and overall customer growth. The total cost of fuel for power generation decreased by 4.4% ($1.1 million) reflecting lower fuel prices. The cost per KWH generated decreased by 8.5% (.19c) for the three months ended March 31, 1997 compared to the same period in 1996.

    For the three months ended March 31, 1997, the Company increased the therms of gas purchased for resale by 5.8% (2,698,945 therms) over the comparable period in 1996. The total cost during the same period increased 7.5% ($.9 million) due to per-therm cost increases of 1.7% (.47c).


    Other operations expenses increased 6.3% ($1.9 million) for the three months ended March 31, 1997, compared to the same period in 1996 due primarily to increases associated with the January 1997 flood of $.3 million and $.9 million for a stock plan.


    Maintenance expenses increased 35% ($1.6 million) due to flood-related expenses for overhead and underground lines, mains and existing structures and for increased maintenance costs at the Valmy Plant.


    Depreciation and amortization expense for the quarter ended March 31, 1997 increased 9% ($1.3 million) due to increases in utility plant. The most notable increases were the Chalk Bluff water treatment facility and the Pinon Pine combined cycle combustion turbine.


     Income taxes increased for the three months ended March 31, 1997, over the comparable 1996 period due to higher operating income before taxes. The decrease in the effective tax rate for the period reflects adjustments to income tax expense in 1996 resulting from IRS audits. Income taxes reflected in operating income and other income-net are summarized below (dollars in thousands):

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
                                                                             1997             1996
                                                                          ---------        ---------
Currently payable                                                           $13,061          $17,597
Deferred taxes - net                                                            (91)          (5,023)
Investment tax credit - net                                                    (493)            (493)
                                                                            -------          -------
  Total income taxes                                                        $12,477          $12,081
                                                                            =======          =======

Income taxes charged to:
Operations                                                                   12,843           12,294
Other Income - net                                                             (366)            (213)
                                                                            -------           ------
  Total income tax expense                                                  $12,477          $12,081
                                                                            =======          =======

Income before income taxes and preferred
 dividend requirements                                                      $35,834          $32,195
                                                                            =======          =======

Effective tax rate                                                             34.8%            37.5%
                                                                            =======          =======


  Allowance for funds used during construction (AFUDC) and capitalized interest increased by 221% ($1.8 million) for the three months ended March 31, 1997, compared to the corresponding period in 1996. This is due to an increase in construction work-in-progress (CWIP) from the prior year and an increase in the capitalization rates used. Most notable is the CWIP associated with the Alturas Intertie of $ 71.9 million at March 31, 1997 compared to $ 26.7 million at March 31, 1996. In 1996, the CWIP balance had a larger percentage of water projects that used a lower AFUDC rate than electric projects.


  Interest on long-term debt increased 16.5% ($1.4 million) for the three months ended March 31, 1997, due to interest expenses associated with the issuance of medium-term notes, Series C, in 1996. Other interest expenses decreased 29.6% ($.3 million) due to a reduction in the amount of commercial paper outstanding in the first quarter of 1997 compared to 1996.

     Due to the issuance of 8.6% trust originated preferred securities by the Company's subsidiary trust, Sierra Pacific Power Capital I, in the 3/rd/ quarter of 1996, the preferred dividends on mandatorily redeemable preferred securities increased $1 million. No such securities were outstanding for the same period in 1996.


     Preferred dividend requirements for all other preferred securities decreased 23.5% ($.4 million) in the first quarter of 1997 compared to the comparable period in 1996, due to the redemption of Series G preferred stock in June 1996, by the Company.



              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

     During the first three months of 1997, the Company earned $23.4 million in income before preferred dividends, declared $1.3 million in dividends to holders of its preferred stock and declared $18 million in common stock dividends to its parent, Sierra Pacific Resources.



CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

     The Company's construction program and capital requirements for the period 1997-2001 were originally discussed in the Company's 1996 Annual Report on Form 10-K. Of the amount projected for 1997, as of March 31, 1997, $23.3 million (17.2%) had been spent. Of this amount, approximately 76.5% was provided by internally-generated funds.

     In February 1997, the Nevada Commission approved a decrease of $7.1 million in the Company's electric rates. This reduction took effect in late February 1997 billings and all billings thereafter. For further discussion of the regulatory action, refer to the Company's 1996 Annual Report on Form 10-K.


ALTURAS INTERTIE
----------------

     On April 9, 1997, the Company filed additional documentation with the Truckee Meadows Regional Planning Commission (TMRPC) and the Public Service Commission of Nevada for approval to route the Alturas Intertie across land in their jurisdictions. The TMRPC will address the issue of the intertie at its May 14, 1997 meeting. The Company expects to receive approval by the Public Service Commission of Nevada in July, 1997.

     At its meeting on April 15, 1997, Modoc National Forest denied the Company's Special Use Permit to construct a 2.5 mile portion of the Alturas Intertie Project through the Modoc National Forest. However, if additional documentation could be provided detailing the unfeasibility of building the power line over an alternate route, forest representatives stated that would reconsider the Company's request. The Company plans to submit this documentation by mid-May 1997.

     The Company anticipates construction could begin in the fall of 1997 provided the additional approvals are received on schedule. For further discussion, refer to the Company's 1996 Annual Report on Form 10-K.

CALIFORNIA MATTERS
------------------

       On May 6, 1997, the California Public Utility Commission (CPUC) issued its order implementing the California restructuring bill signed into law in September 1996. Beginning January 1, 1998, all investor-owned utilities, including the Company, must offer all customers with individual or aggregated loads of 20 kilowatts or greater direct access to their distribution systems. Under the order, customers may choose to continue to take service from their incumbent utility at tariffed rates, purchase energy from marketers or contract directly with a generator. Implementation plans are to be filed with the CPUC by July 1, 1997. For further discussion of regulatory actions, please refer to California Matters in the Company's 1996 Annual Report on Form 10-K.
------------------

     The Company is still reviewing this order and its compliance requirements. Management cannot predict the effect of these changes at this time.

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

     *(15) Letter of independent accountants acknowledging awareness regarding interim financial information of the Company.

     *(27) The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-Q for the three month period ended March 31, 1997, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K

     Current report on Form 8-K dated March 10, 1997 relating to final forms of exhibits to the Company's Registration Statement (No. 333-17041) in connection with its proposed offering of $35 million of medium-term notes, Series D.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Sierra Pacific Power Company
                                        ---------------------------------
                                                   (Registrant)




Date: May 15, 1997                      By    /s/  Mark A. Ruelle
     ----------------                     --------------------------------
                                                   Mark A. Ruelle
                                              Senior Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)



Date: May 15, 1997                      By    /s/ Lynn M. Miller
      ---------------                     --------------------------------
                                                  Lynn M. Miller
                                                    Controller
                                           (Principal Accounting Officer)