Form 10-Q
period 1997-06-30
SIERRA PACIFIC POWER CO
filed 1997-08-13
CIK 90144

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934             FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

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

         Class                                   Outstanding at August 12,1997
Common Stock, $3.75 par value                               1,000 Shares


================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997



                                  CONTENTS

                                                                         PAGE
                                                                         ----
                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. FINANCIAL STATEMENTS

        Report of Independent Accountants.................................  3

        Condensed Consolidated Balance Sheets - June 30, 1997 and
               December 31, 1996..........................................  4

        Condensed Consolidated Statements of Income - Three-Months
               and Six-Months Ended June 30, 1997 and 1996................  5

        Condensed Consolidated Statements of Cash Flows - Six-Months
               Ended June 30, 1997 and 1996...............................  6

        Notes to Condensed Consolidated Financial Statements..............  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.....................................................  9


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS................................................. 16

ITEM 5. OTHER INFORMATION................................................. 16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................. 16

Signature Page............................................................ 17

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholder of Sierra Pacific Power Company
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods then ended. The condensed interim financial statements as of June 30, 1996, and for the three-month and six-month periods then ended were reviewed by other accountants whose report dated July 26, 1996, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Reno, Nevada
August 7, 1997

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                                     JUNE 30,     DECEMBER 31,
                                                                                                       1997           1996
                                                                                                   -----------    ------------
                                                                                                   (UNAUDITED)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                                  $2,006,619      $1,984,781
    Less:  accumulated provision for depreciation                                                      635,418         606,406
                                                                                                    ----------      ----------
                                                                                                     1,371,201       1,378,375
  Construction work-in-progress                                                                        204,070         164,835
                                                                                                    ----------      ----------
                                                                                                     1,575,271       1,543,210
                                                                                                    ----------      ----------
Investments in subsidiaries and other property, net                                                     22,767          22,394
                                                                                                    ----------      ----------
Current Assets:
  Cash and cash equivalents                                                                               (847)            890
  Accounts receivable less provision for uncollectible accounts $1,729 at
    June 30, 1997 and $2,196 at December 31, 1996                                                       81,082          94,782
  Materials, supplies and fuel, at average cost                                                         25,035          27,586
  Other                                                                                                  4,651           3,948
                                                                                                    ----------      ----------
                                                                                                       109,921         127,206
                                                                                                    ----------      ----------
Deferred Charges:
  Regulatory tax asset                                                                                  67,625          67,667
  Other regulatory assets                                                                               65,070          67,319
  Other                                                                                                 19,025          14,832
                                                                                                    ----------      ----------
                                                                                                       151,720         149,818
                                                                                                    ----------      ----------
                                                                                                    $1,859,679      $1,842,628
                                                                                                    ==========      ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                                       $  618,854      $  606,896
  Preferred stock                                                                                       73,115          73,115
  Preferred stock subject to mandatory redemption:
  Company-obligated mandatorily redeemable preferred securities of the
     Company's subsidiary Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.6% junior
     subordinated debentures of the Company, due 2036                                                   48,500          48,500
  Long-term debt                                                                                       607,080         607,287
                                                                                                    ----------      ----------
                                                                                                     1,347,549       1,335,798
                                                                                                    ----------      ----------
Current Liabilities:
  Short-term borrowings                                                                                 71,000          38,000
  Current maturities of long-term debt and preferred stock                                                 446          15,434
  Accounts payable                                                                                      40,475          53,998
  Accrued interest                                                                                       6,505           6,178
  Dividends declared                                                                                    19,365          17,365
  Accrued salaries and benefits                                                                         16,760          11,300
  Other current liabilities                                                                             16,377          21,560
                                                                                                    ----------      ----------
                                                                                                       170,928         163,835
                                                                                                    ----------      ----------
Deferred Credits:
  Accumulated deferred federal income taxes                                                            161,990         162,438
  Accumulated deferred investment tax credit                                                            40,850          41,835
  Regulatory tax liability                                                                              41,750          42,870
  Customer advances for construction                                                                    38,375          39,429
  Other                                                                                                 58,237          56,423
                                                                                                    ----------      ----------
                                                                                                       341,202         342,995
                                                                                                    ----------      ----------
                                                                                                    $1,859,679      $1,842,628
                                                                                                    ==========      ==========

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                                                                       JUNE 30,                 JUNE 30,
                                                                                 -------------------       -------------------
                                                                                   1997        1996         1997        1996
                                                                                 ---------    ------       ------      -------
                                                                                       (UNAUDITED)             (UNAUDITED)
OPERATING REVENUES:
  Electric                                                                        $130,603    $124,601    $265,258    $252,358
  Gas                                                                               11,803      11,267      39,980      36,334
  Water                                                                             12,411      11,508      21,437      20,838
                                                                                  --------    --------    --------    --------
                                                                                   154,817     147,376     326,675     309,530
                                                                                  --------    --------    --------    --------
OPERATING EXPENSES:
  Operation:
       Purchased power                                                              29,600      29,853      61,478      61,022
       Fuel for power generation                                                    26,838      24,539      49,645      48,402
       Gas purchased for resale                                                      6,405       5,091      20,337      18,045
       Other                                                                        29,686      32,870      61,673      62,957
  Maintenance                                                                        5,428       4,610      11,477       9,087
  Depreciation and amortization                                                     15,447      14,288      30,825      28,350
  Taxes:
       Income taxes                                                                 10,068       8,408      22,911      20,702
       Other than income                                                             4,708       4,537       9,400       9,120
                                                                                  --------    --------    --------    --------
                                                                                   128,180     124,196     267,746     257,685
                                                                                  --------    --------    --------    --------
OPERATING INCOME                                                                    26,637      23,180      58,929      51,845
                                                                                  --------    --------    --------    --------

OTHER INCOME:
  Allowance for other funds used during construction                                 1,494       1,357       2,928       2,020
  Other income - net                                                                   309         628         562         939
                                                                                  --------    --------    --------    --------
                                                                                     1,803       1,985       3,490       2,959
                                                                                  --------    --------    --------    --------
               Total Income                                                         28,440      25,165      62,419      54,804
                                                                                  --------    --------    --------    --------

INTEREST CHARGES:
     Long-term debt                                                                 10,084       9,159      20,030      17,694
     Other                                                                           1,162       1,262       1,962       2,398
     Allowance for borrowed funds used during construction and
      capitalized interest                                                          (1,186)     (1,152)     (2,354)     (1,299)
                                                                                  --------    --------    --------    --------
                                                                                    10,060       9,269      19,638      18,793
                                                                                  --------    --------    --------    --------

INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                                              18,380      15,896      42,781      36,011
     Preferred dividend requirements of Company-obligated
      mandatorily redeemable preferred securities                                   (1,043)         --      (2,086)         --
                                                                                  --------    --------    --------    --------

INCOME BEFORE PREFERRED DIVIDENDS                                                   17,337      15,896      40,695      36,011
     Preferred dividend requirements                                                (1,365)     (1,505)     (2,730)     (3,290)
                                                                                  --------    --------    --------    --------
INCOME APPLICABLE TO COMMON STOCK                                                 $ 15,972    $ 14,391    $ 37,965    $ 32,721
                                                                                  ========    ========    ========    ========

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                           SIX-MONTHS ENDED
                                                               JUNE 30,
                                                           ----------------
                                                            1997       1996
                                                           ------     -----
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before preferred dividends                        $ 40,695    $ 36,011
 Non-cash items included in income:
  Depreciation and amortization                             30,825      28,350
  Deferred taxes and deferred investment tax credit         (2,509)     (8,111)
  AFUDC and capitalized interest                            (5,282)     (3,319)
  Early retirement and severance amortization                2,446       1,059
  Other non-cash                                            (1,706)      9,399
Changes in certain assets and liabilities:
  Accounts receivable                                       13,700      17,680
  Materials, supplies and fuel                               2,551        (267)
  Other current assets                                        (703)     (2,401)
  Accounts payable                                         (13,524)    (46,343)
  Other current liabilities                                    116       3,779
  Other - net                                               (2,173)      6,085
                                                          --------    --------
Net Cash Flows From Operating Activities                    64,436      41,922
                                                          --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant                               (73,521)    (89,470)
  Non-cash charges                                           5,055       3,968
  Net customer refunds and contributions in aid
   construction                                              9,889       4,659
                                                          --------    --------
Net Cash Used In Investing Activities                      (58,577)    (80,843)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                         34,349      39,862
  Proceeds from issuance of long-term debt                      --      30,000
  Reduction of preferred stock                                  --     (20,400)
  Reduction of long-term debt                              (15,215)       (220)
  Decrease in funds held in trust                               --       9,175
  Investment from the parent company                        10,000      15,000
  Dividends paid                                           (36,730)    (34,570)
                                                          --------    --------
Net Cash (Used In) Provided From Financing Activities       (7,596)     38,847
                                                          --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,737)        (74)
Beginning balance in Cash and Cash Equivalents                 890       1,373
                                                          --------    --------
Ending balance in Cash and Cash Equivalents               $   (847)   $  1,299
                                                          ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Period For:
   Interest                                               $ 23,119    $ 19,829
   Income Taxes                                           $ 54,575    $ 23,350


   The accompanying notes are an integral part of the financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 1.  MANAGEMENT'S STATEMENT
-------------------------------

         In the opinion of the management of Sierra Pacific Power Company, hereafter known as the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Deloitte & Touche LLP, the Company's independent accountants, have performed a review of the unaudited condensed consolidated financial statements and their report has been included in this report.

         The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sierra Pacific Power Capital I, Pinon Pine Corp., and Pinon Pine Investment Co. All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

         Certain items previously reported for years prior to 1997 have been reclassified to conform with the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.


NOTE 2.  LONG TERM DEBT
-----------------------

         The Company redeemed $15 million 6.5% First Mortgage Bonds on June 30, 1997.


NOTE 3.  RECENT PRONOUNCEMENTS OF THE FASB
------------------------------------------


         In addition, the FASB issued SFAS 129 entitled "Disclosure of Information about Capital Structure" in February 1997. This statement establishes standards for disclosing information about an entity's capital structure. The Company already complies with SFAS 129 and foresees no material impact on the financial statements in adopting the statement for periods ending after December 15, 1997.

         On June 30, 1997, the FASB issued SFAS 130 entitled "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new FASB will have a material impact on the financial statements of the Company.

         On June 30, 1997, the FASB issued SFAS 131 entitled "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has not determined the effect of this statement on its financial statement disclosure.

NOTE 4.  REGULATORY ACCOUNTING
------------------------------

         The Company's rates are currently subject to the approval of the Public Utilities Commission of Nevada (PUCN) and are designed to recover the cost of providing generation, transmission and distribution services to its customers. As a result, the company qualifies for the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement recognizes that the rate actions of a regulator can provide reasonable assurance of the existence of an asset and requires the capitalization of incurred costs that would otherwise be charged to expense where it is probable that future revenue will be provided to recover these costs. SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71" requires that an enterprise whose operations cease to meet the qualifying criteria of SFAS 71 should discontinue the application of that statement by eliminating the effects of any actions of regulators that had been previously recognized.

         As discussed under Regulatory Proceedings, legislation has been passed in California and Nevada which will effectively define electric generation as a competitive service to be provided by any qualified generator or marketer. As a result of this legislation the generation operations of the Company may in the future no longer qualify for application of SFAS 71. The total impact of the new legislation on the Company's reporting practices is not currently determinable, since only general guidelines currently exist. However, the Company believes that it continues to qualify for application of SFAS 71.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                             RESULTS OF OPERATIONS
                             ---------------------


         Total operating revenues for the three-months and six-months ended June 30, 1997 increased by 5.0% and 5.5% ($7.4 million and $17.1 million) over the comparable periods in 1996 due to increased sales resulting from overall customer growth and the previously accrued refund provision. Listed below are the revenues and revenue margin by division: (dollars in thousands)

                                         THREE-MONTHS             SIX-MONTHS
                                            ENDED                   ENDED
                                           JUNE 30,                JUNE 30,
                                    --------------------    --------------------
                                       1997        1996        1997        1996
                                    --------------------    --------------------
Operating Revenues:
           Electric                 $130,603    $124,601    $265,258    $252,358
           Gas                        11,803      11,267      39,980      36,334
           Water                      12,411      11,508      21,437      20,838
                                    --------    --------    --------    --------
              Total Revenues        $154,817    $147,376    $326,675    $309,530
                                    --------    --------    --------    --------

Energy Costs:
            Electric                $ 56,438    $ 54,392    $111,123    $109,424
            Gas                        6,405       5,091      20,337      18,045
                                    --------    --------    --------    --------
              Total Energy Costs    $ 62,843    $ 59,483    $131,460    $127,469
                                    --------    --------    --------    --------
                 Revenue Margin     $ 91,974    $ 87,893    $195,215    $182,061
                                    ========    ========    ========    ========

Revenue Margin by Division:
            Electric                $ 74,165    $ 70,209    $154,135    $142,934
            Gas                        5,398       6,176      19,643      18,289
            Water                     12,411      11,508      21,437      20,838
                                    --------    --------    --------    --------
               Total                $ 91,974    $ 87,893    $195,215    $182,061
                                    ========    ========    ========    ========

         Energy costs are comprised of purchased power, fuel for power generation and gas purchased for resale. Average energy costs for the three-months and six-months ended June 30, 1997 and 1996 are set forth below.

                                                THREE-MONTHS          SIX-MONTHS
                                                  ENDED                ENDED
                                                 JUNE 30,             JUNE 30,
                                            -----------------      ----------------
                                              1997     1996          1997     1996
                                            -----------------      ----------------
Average cost per KWH of                        3.46c    2.61c       3.44c     2.83c
    purchased power

Average cost per KWH of                        2.18c    2.30c       2.12c     2.23c
   generated power

Average costs per therm of                    30.08c   26.41c      28.75c    27.33c
   gas purchased for resale

    Megawatt-hours (MWH) purchased decreased by 25.3% and 17.0% (289,631 MWH and 366,038 MWH) for the three-month and six-month periods ended June 30, 1997 compared to the same periods in 1996. The total cost of purchased power decreased by .8% and increased by .7% ($.2 million and .5 million) for the three-months and six-months ended June 30, 1997, compared to the same periods in 1996. The decrease for the three-month period is due to increased internal generation as a result of higher prices for purchased power. The increase for the six-month period is due to the lack of available lower priced hydro-generated energy in the Pacific Northwest.



    Megawatt-hours (MWH) generated increased by 15.2% and 9.7% (162,859 MWH and 207,116 MWH) for the three-months and six-months ended June 30, 1997, over the comparable 1996 periods due to cheaper fuel costs for generation coupled with increased customer demand due to customer growth and the lack of available hydropower. The total cost of fuel for power generation increased by 9.4% and 2.6% ($2.3 million and $1.2 million) reflecting increased generation. The cost per KWH generated decreased by 5.2% and 4.9%(.12c and .11c) for the three-months and six-months ended June 30, 1997 compared to the same periods in 1996.



    For the three-months and six-months ended June 30, 1997, the Company increased the therms of gas purchased for resale by 10.5% and 7.2% (2,024,313 and 4,723,258 therms) over the comparable periods in 1996. The total cost during the same period increased 25.8% and 12.7% ($1.3 million and $2.3 million) due to per-therm cost increases of 13.8% and 5.2% (.4c and .1c) and customer growth.



    Other operations expenses decreased 9.7% and 2.0% ($3.2 million and $1.3 million) for the three-months and six-months ended June 30, 1997, compared to the same periods in 1996. This was primarily due to the expensing of remaining merger costs in 1996 as a result of termination of a proposed merger.



    Maintenance expenses increased 17.7% and 26.3% ($.8 million and 2.4 million) for the three-months and six-months ended 1997 over 1996 due to flood-related expenses for overhead and underground lines, mains and existing structures and increased labor for planned maintenance outages at the Valmy Plant in 1997.



    Depreciation and amortization expenses for the three months and six-months ended June 30, 1997 increased 8.1% and 8.7% ($1.2 million and $2.5 million) due to increases in utility plant. The most notable increases were attributable to the Chalk Bluff water treatment facility and the Pinon Pine combined cycle combustion turbine generator.



    Income taxes increased for the three-months and six-months ended June 30, 1997, over the comparable 1996 periods primarily due to increased income before income taxes. The increase in the effective tax rate for the three-month period ended June 30, 1997 over the comparable period in 1996 was as a result of the effects of a proposed merger termination in June 1996. Income taxes reflected in operating income and other income-net are summarized below: (dollars in thousands)

                                    THREE-MONTHS             SIX-MONTHS
                                       ENDED                    ENDED
                                      JUNE 30,                 JUNE 30,
                                 -------------------     -------------------
                                   1997       1996          1997      1996
                                 -------------------     -------------------
Currently payable                $11,619     $10,671     $24,680     $28,268
Deferred taxes - net              (1,434)     (2,103)     (1,525)     (7,126)
Investment tax credit - net         (492)       (492)       (985)       (985)
                                 -------------------     --------------------
    Total income taxes           $ 9,693     $ 8,076     $22,170     $20,157
                                 ===================     ===================

Income taxes charged to:
Operations                       $10,068     $ 8,408     $22,911     $20,702
Other income - net                  (375)       (332)       (741)       (545)
                                 -------------------     -------------------
    Total income tax expense     $ 9,693     $ 8,076     $22,170     $20,157
                                 ===================     ===================
Income before income taxes and
  preferred dividend
  requirements                   $27,030     $23,972     $62,865     $56,168
                                 ===================     ===================
Effective tax rate                  35.9%       33.7%       35.3%       35.9%
                                 ===================     ===================


     Allowance for funds used during construction (AFUDC) and capitalized interest increased by 6.8% and 59.1% ($.2 million and $2.0 million) for the three-months and six-months ended June 30, 1997, compared to the corresponding period in 1996. This is due to an increase in construction work-in-progress
(CWIP) from the prior year and an increase in the capitalization rates used. Most notable is the CWIP associated with the Alturas Intertie of $75.0 million at June 30, 1997 compared to $46.1 million at March 31, 1996. In 1996, the CWIP balance had a larger percentage of water projects that used a lower AFUDC rate than electric projects.


     Other income - net decreased 51% and 40% for the three-months and six-months ended June 30, 1997 ($.3 million and $.4 million) compared to comparable periods in 1996. The reduction resulted from the sale of land owned by the Company in 1996 ($.4 million) and recording of a provision for asset devaluation on equipment owned by the Company in 1997 ($.3 million).


     Interest on long-term debt increased 10.1% and 13.2% ($.9 million and $2.3 million) for the three-months and six-months ended June 30, 1997, due to interest expenses associated with the issuance of $80.0 million medium-term notes, Series C, in 1996. Other interest expense decreased 7.9% and 18.2% ($.1 million and $.4 million) for the three-months and six-months ended June 30, 1997 compared to 1996. The reduction is due primarily to a reversal of previously accrued interest on a refund provision in 1997 compared to 1996.


     Due to the issuance in the third quarter of 1996 of 8.6% trust originated preferred securities by the Company's subsidiary trust, Sierra Pacific Power Capital I, the preferred dividends on mandatorily redeemable preferred securities increased $1.0 million and $2.1 million for the three-months and six-months ended June 30, 1997. No such securities were outstanding for the same period in 1996.


     Preferred dividend requirements for all other preferred securities decreased 9.3% and 17.0% ($.1 million and $.6 million) for the three-months and six-months ended June 30, 1997 compared to the comparable periods in 1996, due to the redemption of Series G preferred stock in June 1996, by the Company.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
             ----------------------------------------------------


    During the first six months of 1997, the Company earned $40.7 million in income before preferred dividends, declared $2.7 million in dividends to holders of its preferred stock and declared $36.0 million in common stock dividends to its parent, Sierra Pacific Resources.


    In February 1997, the Public Utilities Commission of Nevada (PUCN) approved a decrease of $7.1 million in the Company's annual electric rates. For further discussion of the regulatory action, refer to the Company's 1996 Annual Report on Form 10-K.


    On June 30, 1997 the Company redeemed $15 million 6.5% First Mortgage Bonds.



CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

    The Company's construction program and capital requirements for the period 1997-2001 were originally discussed in the Company's 1996 Annual Report on Form 10-K. Of the amount projected for 1997, as of June 30, 1997, $58.6 million (43.2%) had been spent. Of this amount, approximately 47.3% was provided by internally-generated funds.


ALTURAS INTERTIE
----------------

     The Company is currently developing the Alturas Intertie transmission line in order to better serve existing native load and new customers and to significantly increase the Company's access to lower cost resources. On May 14, 1997 the Company received approval from the Regional Planning Governing Board that the Alturas Project is in conformance with the Truckee Meadows Regional Plan. This was the final approval needed from the local agencies in Reno and Washoe County.

     The discovery phase for acquiring the Utility Environmental Protection Act Permit from the PUCN is ongoing and the procedural schedule has been set. The hearings will commence on August 12, 1997. A decision from the Commission is expected in September 1997.

     In a letter to the Company dated July 3, 1997, the Modoc National Forest gave clear direction to pursue route segment B for the northern most portion of the project which would interconnect with the Bonneville Power Administration transmission system near Alturas, California. This off-forest alternative which involves private lands was addressed as an alternative in the Environmental Impact Report/Statement and will require a modification to the Order issued by the California Public Utilities Commission (CPUC). The Company filed a Petition for Modification to the Order with the CPUC on July 14, 1997. A decision is expected from the CPUC in September 1997.

     The Company issued invitations to bid to the qualified contractors on July 22, 1997. Construction could begin in October or November 1997 provided the approvals are received on schedule, with project completion anticipated in late 1998. For further discussion, refer to the Company's 1996 Annual Report on Form 10-K.



PINON PINE POWER PROJECT
------------------------

     In August 1992, the Company executed a cooperative agreement with the U.S. Department of Energy (DOE) for the construction of a coal gasification power plant. This clean coal integrated gasification combined-cycle power plant will be fully capable of operating on syngas produced from coal, natural gas, and, potentially, other solid fuels. The project consists of a coal gasification facility and a Company-owned power island and post-gasification facilities to clean and partially cool the syngas produced by the gasifier. Estimated construction, start-up and commissioning costs for Pinon, including the DOE portion are approximately $283.0 million, which includes permitting, taxes, start-up, commissioning, operator training, capitalized interest and AFUDC.
Cost increases are primarily attributable to resolving start-up technical issues and to costs incurred due to the later than originally anticipated in-service date for the gasification island and post-gasification facilities. Expected DOE funding for construction, start-up and commissioning costs is $129.4 million. Construction began on the project in February 1995 with the natural gas fired portion (combined cycle combustion turbine) completed and placed in service December 1996. The balance of the plant is expected to be placed in service late Fall 1997. Based on the currently anticipated in-service date, liquidated damages based on reduced capacity as discussed in the Company's 1996 Annual Report on Form 10-K are expected and are currently estimated and reserved at $1.8 million. For additional information regarding the Pinon Pine Power Project, refer to the Company's 1996 Annual Report on Form 10-K.


                             REGULATORY PROCEEDINGS
                             ----------------------

CALIFORNIA MATTERS
------------------

     On May 6, 1997, the California Public Utilities Commission (CPUC) issued an order implementing portions of the California restructuring bill signed into law in September 1996. Beginning January 1, 1998, all investor-owned utilities, including SPPC, must offer all customers direct access. Under the order, customers may choose to continue to take service from their incumbent utility at tariffed rates, purchase energy from marketers or contract directly with a generator.

     On June 27, 1997, the Company filed with the CPUC its transition plan which addresses the Company's cost recovery and rate unbundling proposal during the transition period (1998-2001) and contains a description of its transmission system and constraints. The CPUC has ordered the Company to supplement its plan by providing information which would conform the Company's transition plans to the plans filed by Pacific Gas and Electric, Southern California Edison and San Diego Gas and Electric (Major Utilities).

     The Company also filed an implementation plan with the CPUC on July 1, 1997, which describes procedures the Company will use to offer energy to its direct access customers. The plan is modeled after one developed by the Major Utilities. The plan provides a framework for: the direct access service election process; access to customer information; billing; credit and collections; metering; load profiling; customer service; and procedures for aggregation and transmission service.

     The Company's Customer Education Program (CEP) and budget were approved on August 1, 1997. A separate CEP was requested on May 30, 1997 because of differences between the Major Utilities and the Company's implementation of direct access. For further discussion of regulatory actions, please refer to California Matters in the Company's 1996 Annual Report on Form 10-K.
------------------

     The Company is still reviewing the compliance requirements associated with this bill. At this time, management cannot fully predict how these requirements will impact approximately 15.2% of the company's electric customers in California.

NEVADA MATTERS
--------------

     The Nevada Legislature passed Assembly Bill 366 during the 1997 legislative session. This law provides for restructuring the electric utility industry in the State of Nevada. Listed below are the key issues addressed by the new law:

     . Shareholders must be compensated fully for all costs determined by the PUCN to be recoverable costs.

     . Customers may begin obtaining generation, aggregation and any other potentially competitive services from an alternative seller no later than December 31, 1999.

     . All "potentially competitive services" (i.e., a component of electric service which the PUCN determines to be suitable for purchase from alternative sellers) are deemed to be competitive on October 1, 2001.

    . The vertically integrated electric utility shall be designated, through an affiliate, to provide electric service to customers unable or unwilling to select an alternative seller.

    . Effective December 31, 1999, a vertically integrated electric utility may not provide "potentially competitive services" except through an affiliate.

    . Rates charged for residential service by the vertically integrated electric utility must not exceed the rate charged for that service on July 1, 1997, effective until two years after the date upon which the regulations for the pricing method for that service are repealed (though adjustments are permitted for just and reasonable cause).

    .  All alternative sellers must obtain a license.

       Following the enactment of this comprehensive electricity restructuring law, the Company is evaluating alternatives for providing generation, transmission and distribution services to its customers. Because many of the provisions in the new law provide only general guidance, it is not possible at this time to predict the full ramifications of this legislation to the Company. However, because the new law defines (to the extent that the PUCN determines) the Company's electric generation as a "potentially competitive service", effective December 31, 1999 the Company can no longer generate and sell electricity directly to its distribution customers but instead will be required to provide such service through an affiliate of the Company. The Company is currently exploring the feasibility of releasing this property from the first mortgage indenture and transferring the assets to an affiliate. No decision has been made to date regarding the feasibility or desirability of such a transfer.


FEDERAL ENERGY REGULATORY COMMISSION
------------------------------------

       On July 8, 1996 the Company filed its Open Access Transmission Tariff as required by the Federal Energy Regulatory Commission (FERC) Order 888. The FERC accepted the rates contained in the filing, subject to refund and a hearing on the reasonableness of the rates. On May 28, 1997, SPPC received approval from the FERC on a settlement between the Company, the Truckee-Donner Public Utility District (TDPUD) and FERC staff on rates for open access transmission and ancillary services. On June 25, 1997, to comply with Order 888-A, the Company filed revised open access transmission tariffs with FERC.

       On July 18, 1997, SPPC filed changes to its Open Access tariffs with FERC clarifying how its limited import capacity should be allocated among network transmission customers.

       On July 1, 1997, the Company filed with FERC a settlement agreement between Paiute Pipeline (Paiute), the Company, FERC staff and other customers. This settlement resolves the rate case filed by Paiute on July 1, 1996. In that general rate case, Paiute requested a 34.3% increase in firm transportation rates and a 12.9% increase in liquid natural gas storage rates. These rates were placed into effect January 1, 1997, subject to refund. The settlement agreement provides for a 16.7% increase in transportation rates and a 5.6% increase in storage rates. The settlement also provides for a rate freeze through mid-2000 and includes a maximum interruptible transportation rate of 10c/Decatherm. On July 22, 1997, Paiute filed to place the settlement rates into effect on August 1, 1997 and on July 28, 1997 the Administrative Law Judge certified the settlement to the Commission. A refund of approximately $1.0 million for January through July 1997 is forthcoming upon acceptance of the settlement by the Commission.

       On July 22, 1997, a settlement between Northwest Pipeline, FERC staff and its customers was filed with FERC. The settlement resolves the rate case filed by Northwest on September 1, 1996. On March 1, 1997, in anticipation of settlement, rates lower than those filed were placed into effect, subject to refund. The settlement provides for a rate freeze through mid-2000. The Company anticipates a refund in excess of $1.0 million.

       For further discussion on FERC regulatory matters, refer to the Company's 1996 Annual Report on Form 10-K.

                                OTHER BUSINESS
                                --------------


ELECTRIC BUSINESS
-----------------

    The Company's contract with Black Butte Coal Company for coal shipments from the Black Butte Mine in Wyoming to the Valmy Power Station, is in effect until June 30, 2007 or until all commitments required by the contract are delivered or canceled. In keeping with the Company's intent to amortize the contract more rapidly, the Company paid $3.7 million in June 1997 to buy out coal from the Black Butte Mine. The Company had accrued a liability of $1.5 million as of December 31, 1996 and incurred $2.2 million in additional expenses in 1997.

    For further discussion of the Black Butte Coal buy out, refer to the Company's 1996 Annual Report on Form 10-K.

    The Company currently has two long-term firm purchased power agreements from utility suppliers for which it has exercised its termination option.
Termination notice was given to PacifiCorp on April 29, 1997 regarding its PacifiCorp/Utah agreement for the purchase of 75 Megawatts (MW). The termination notice provides for termination of the agreement effective April 20, 2000. Additionally, termination notice was given to Tri-State on May 23, 1997 regarding the Tri-State agreement for the purchase of 25 MW. The termination notice provides for termination of the agreement effective June 1, 1999.


WATER BUSINESS
--------------

    As required by NAC 703.2207, the Company filed a written "Notice of Intent to File Application for Adjustment in Rates" on July 10, 1997, sixty days prior to the anticipated filing date. The adjustments to rates are expected to include additions to rate base, changes in the cost of capital, revised depreciation rates, changes in the cost of service, changes in rate design and changes in the levels of administrative and general costs. The filing date is expected in the third quarter of 1997.

                                    PART II
                                    -------

ITEM 1. LEGAL PROCEEDINGS

        Although the Company is involved in ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively is deemed material to the Company's financial condition.



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

             *(27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements filed on Form 10-Q for the six-month period ended June 30, 1997, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.

         (b)  Reports on Form 8-K

              None

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Sierra Pacific Power Company
                                        -------------------------------------
                                               (Registrant)




Date: August 12, 1997             By    /s/  Mark A. Ruelle
      ---------------                   -------------------------------------
                                                  Mark A. Ruelle
                                              Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)



Date: August 12, 1997             By    /s/  Mary Simmons
      ---------------                   -------------------------------------
                                                    Mary Simmons
                                                     Controller
                                           (Principal Accounting Officer)