Form 10-K405
period 1997-12-31
SIERRA PACIFIC POWER CO
filed 1998-03-23
CIK 90144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission File Number 0-508
DECEMBER 31, 1997

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

                                 (702) 689-4011
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X    No ________
                                         --------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       X
              --------

State the aggregate market value of the voting stock held by non-affiliates. As of March 20, 1998: None

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                     Outstanding at March 20, 1998: 1,000 shares
Common Stock, $3.75 par value

================================================================================

                          SIERRA PACIFIC POWER COMPANY
                          1997 ANNUAL REPORT FORM 10-K
                                    CONTENTS

PART I.........................................................................................................  4
 ITEM 1.    BUSINESS...........................................................................................  4
   SIERRA PACIFIC POWER COMPANY................................................................................  4
   BUSINESS OUTLOOK AND OVERVIEW...............................................................................  5
     ELECTRIC BUSINESS.........................................................................................  7
      Business and Competitive Environment.....................................................................  7
   MAJOR PROJECTS SUMMARY......................................................................................  9
      Pinon Pine Power Project.................................................................................  9
      Alturas Intertie......................................................................................... 10
     FACILITIES AND OPERATIONS................................................................................. 10
      Total System............................................................................................. 10
      Load and Resources Forecast.............................................................................. 12
      Generation............................................................................................... 13
      Purchased Power.......................................................................................... 13
      Transmission............................................................................................. 15
      Fuel Availability........................................................................................ 15
   NATURAL GAS BUSINESS........................................................................................ 17
     BUSINESS AND COMPETITIVE ENVIRONMENT...................................................................... 17
      Competitive Issues....................................................................................... 18
      Deregulation............................................................................................. 18
     FACILITIES AND OPERATIONS................................................................................. 18
      Transportation Capacity.................................................................................. 19
      Storage Capacity......................................................................................... 19
     WATER BUSINESS............................................................................................ 19
     CONSTRUCTION PROGRAM...................................................................................... 21
     GENERAL REGULATION........................................................................................ 21
     RATE PROCEEDINGS.......................................................................................... 22
      Nevada Matters........................................................................................... 22
     ENVIRONMENT............................................................................................... 22
      General.................................................................................................. 22
      1997 Activities.......................................................................................... 23
     GENERAL - FACILITIES...................................................................................... 24
      Leases................................................................................................... 24
     GENERAL - LEASEHOLDS...................................................................................... 24
     GENERAL - FRANCHISES...................................................................................... 25
     GENERAL - RESEARCH AND DEVELOPMENT........................................................................ 25
 ITEM 2.    PROPERTIES......................................................................................... 25
 ITEM 3.    LEGAL PROCEEDINGS.................................................................................. 26
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................ 26
PART II........................................................................................................ 27
 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS........................... 27
 ITEM 6.    SELECTED FINANCIAL DATA............................................................................ 28
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 28
   RESULTS OF OPERATIONS....................................................................................... 28
   LIQUIDITY AND CAPITAL RESOURCES............................................................................. 33
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................ 38
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................. 46
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.............. 64
PART III....................................................................................................... 65
 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS................................................................... 65
 ITEM 11.   EXECUTIVE COMPENSATION............................................................................. 70


 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................... 76
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................... 77
                 CHANGE IN CONTROL AGREEMENT................................................................... 77
PART IV........................................................................................................ 79
 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................... 79
     (a)    Financial Statements, Financial Statement Schedules and Exhibits................................... 79
   Signatures.................................................................................................. 80

                                    PART I

ITEM 1.  BUSINESS

                        SIERRA PACIFIC POWER COMPANY (1)
                        --------------------------------

     Sierra Pacific Power Company, hereinafter known as the Company or SPPC, is a Nevada corporation organized in 1965 as a successor to a Maine corporation organized in 1912. The Company became a wholly- owned subsidiary of Sierra Pacific Resources (SPR) on May 31, 1984. Its mailing address is Post Office Box
10100 (6100 Neil Road), Reno, Nevada   89520-0400.

     The Company has three primary subsidiaries: Pinon Pine Corp. (PPC), Pinon Pine Investment Co. (PPIC) and Sierra Pacific Power Capital I (the Trust). The Company, through PPC and PPIC, owns a 38% interest in the Pinon Pine Co., LLC (The LLC) with a subsidiary of General Electric Capital Corporation owning the remaining 62%. The Capital Trust was created to issue trust securities in order to purchase the Company's junior subordinated debentures.

     The Company is a public utility primarily engaged in the distribution, generation, purchase and sale of electric energy. It provides electricity to approximately 287,000 customers in a 50,000 square mile service area including western, central and northeastern Nevada, including the cities of Reno, Sparks, Carson City and Elko and a portion of eastern California, including the Lake Tahoe area. In 1997, electric revenue was 82% of total revenue.

     The Company used diverse resources to meet its 1997 electric energy requirements, including gas and oil generation (33.8%), coal generation (21.3%), hydroelectric generation (0.6%), and purchased power (44.3%). The Company has no ownership interest in, nor does it operate any nuclear generating units.

     The Company also provides natural gas in Nevada to approximately 101,000 customers in an area of about 600 square miles in Reno/Sparks and environs. It supplies water service in Nevada to about 65,000 customers in the Reno/Sparks metropolitan area. Natural gas revenues were 11% and water revenues were 7% of total revenues.

     In 1997, the Company added more customers than in any other year in recent history. The Company's electric customer count grew by 3.2%; its natural gas customer count increased by 5.2%; and its water customer count increased by 3.2%. Many factors account for this growth, not the least of which are favorable business and tax climates.

     The Company had 1,473 regular employees as of December 31, 1997, down 1.2% from 1996. The Company's current contract with the International Brotherhood of Electrical Workers, which represents 59% of the workforce, was renegotiated in 1997 and is in effect until December 31, 2000. The three-year contract provides for a 2.75% general wage increase for most bargaining unit employees beginning January 1, 1998, with 2.75% increases in both 1999 and 2000. In addition, the contract provides for bargaining unit employees to participate in the incentive compensation program. Nevada is a "right-to-work" state.

     For a discussion of results of operations refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       BUSINESS OUTLOOK AND OVERVIEW (1)
                       ---------------------------------

GENERAL ELECTRIC INDUSTRY TRENDS

     Federal and state legislation is moving the electric utility industry toward competition. Federal and state regulators play a critical role in establishing a competitive marketplace. These changes generally focus on the unbundling of utility services into separate products. The two major products are energy (e.g. kilowatt hours) and the delivery of that energy (e.g. transmission and distribution). Other services such as meter reading and billing may also be opened to competition.

     The Company is subject to California, Nevada, and Federal Energy Regulatory Commission (FERC) regulatory jurisdiction. Federal and state regulation will continue to play an active role in the Company's utility business. The Company's electric system demand exceeds the import capabilities of its transmission system. As such, a yet-to-be determined amount of the Company's generation capacity may be identified as "must run". The output of the Company's generation facilities that are considered to be "must run" may continue to be price regulated. FERC will also regulate the Company's electric transmission system. The states will continue to regulate those retail distribution services determined to be non-competitive.

     Approximately 82% of SPPC's operating revenues are related to electric sales in Nevada. Nevada passed Assembly Bill 366 (AB366) in July 1997.
Pursuant to AB366, the Nevada Public Utilities Commission (PUCN) authorizes customers to obtain competitive services from alternative sellers starting no later than December 31, 1999, unless the PUCN determines a different date better serves the public interest. AB366 allows the PUCN to authorize full recovery of costs that it determines to be stranded. In August 1997, the PUCN opened an investigatory docket of the issues to be considered as a result of restructuring the electric industry. The Company is a participant in this docket. Issues being addressed include:

    1. Identification of all cost components in utility service and establishment of allocation methods necessary for later pricing of noncompetitive services;
    2. Designation of services as potentially competitive or noncompetitive;
    3. Determination of rate design and non-price terms and conditions for noncompetitive services;
    4. Establishment of licensing requirements for alternative sellers of potentially competitive services;
    5. Stranded costs;

(1) WHEN USED ANYWHERE IN THIS FORM 10-K, OR THE FORM 10-K OF SPR AND IN FUTURE FILINGS BY SPR OR SPPC WITH THE SECURITIES AND EXCHANGE COMMISSION, IN SPR OR SPPC'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATED", "PROJECT", OR "OUTLOOK" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. SPPC WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. SPPC WISHES TO ADVISE READERS THAT VARIOUS FACTORS DESCRIBED IN THESE FORMS 10-K COULD CAUSE SPPC'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINIONS OR STATEMENTS EXPRESSED WITH RESPECT TO FUTURE PERIODS IN ANY CURRENT STATEMENTS. SPPC SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

     6. Criteria and standards by which the PUCN will apply the legislative requirements concerning affiliate relations;
     7. Criteria and process by which the PUCN will appoint providers of bundled electric service;
     8.  Consumer protection;
     9.  Anti-competitive behavior codes of conduct and enforcement;
     10. Price regulation for potentially competitive services in immature markets;
     11. Compliance plans in accordance with regulation;
     12. Options for complying with legislative mandates for integrated resource planning and portfolio standards; and
     13. Innovative pricing for noncompetitive services.

     California accounts for about 6% of the Company's total electric kwh retail sales. California requires all investor-owned utilities, including SPPC, to offer all customers direct access beginning March 31, 1998, and required a 10% rate reduction for all residential and small commercial customers effective January 1, 1998. California customers may choose to continue to take service from their incumbent utility at tariff rates, purchase energy from marketers or contract directly with a generator. Any customers choosing to purchase energy from marketers or generators will pay a distribution fee for their use of the Company's transmission and distribution system. Operating results should not be materially impacted by these regulatory changes because of the continued use of the Company's transmission/distribution facilities and the Company's limited exposure in California. See Item 7, California Matters.
                                     ------------------

     In preparation for competition, the Company has reduced ongoing costs and improved operations. Nevada electric rates were reduced in 1995 and 1997, and will remain frozen until December 31, 1999. A Nevada rate plan is currently in effect that provides for a 50/50 sharing between customers and shareholders of electric earnings in excess of a 12 percent return on equity. In addition, in lieu of a 50% refund, SPPC can apply excess earnings to buy down, or buy out of, higher cost long-term fuel and purchased power contracts. The Company's 1997 earnings were sufficient to partially buy down a portion of a higher cost coal contract and provide a refund to customers. Furthermore, the Company began making improvements during 1997 to its customer information and billing systems to support a competitive environment.

     The Company is pursuing a long-term billing solution for its 450,000 electric, gas and water customers which will allow the Company to bill direct access options. The Company's efforts in the next few months will concentrate on detailed analyses of several new billing systems. By late summer or early fall 1998, the Company will determine how it will provide a permanent consolidated billing solution for customers.

     For information regarding regulatory changes affecting SPPC, see Item 7, Nevada Matters, California Matters, FERC Matters and Note 2 of the Company's
--------------  ------------------  ------------
consolidated financial statements.

ELECTRIC BUSINESS

BUSINESS AND COMPETITIVE ENVIRONMENT
------------------------------------

     The Company's electric business contributed $540 million (82.0%) of 1997 operating revenues. Typically the electric business peaks both in summer and winter. The system has an annual load factor of approximately 72.3% which is higher than the industry norm.

     Winter peak loads are due to shorter daylight hours, colder temperatures (which affect space heating requirements) and ski resort demands (snowmaking, lifts, tourism, etc.). Summer peak loads result from air-conditioning, cooling equipment and irrigation pumping. The Company's peak load increased an average of three percent annually over the past five years, reaching 1,342 megawatts
(MW) on August 7, 1997. The Company's electric MWH sales have increased an average of five percent annually over the past five years.

     A significant part of the growth in SPPC's electric sales has resulted from growth in the residential area and in the gold mining industry in northern Nevada.

     SPPC's electric customers by class contributed the following percentages toward 1997 megawatt-hour sales:

                                             MWH
                                            SALES
                                          --------
      Residential                           23.4%
      Commercial and Industrial:
       Mining                               28.6%
       Resorts and Recreation                9.3%
       All Other                            33.5%
      Wholesale                              3.8%
      Miscellaneous                          1.4%
                                          --------
                                   Total   100.0%
                                          ========

     Residential and small commercial sectors increased 3.2%, the highest growth rate in recent history.

     In response to this growth, SPPC is implementing a program to provide customers more choices in the design and installation of electric service. Under this program, customers may select a contractor other than the Company to design and install facilities. Additionally, the Company is evaluating enhanced efficiency measures such as automated dispatch and mobile data capabilities. SPPC works closely with developers to improve efficiency and customer satisfaction.

     Nevada leads the nation in gold production, accounting for about sixty-six percent of all U.S. production and nine percent of world production. Nevada gold production for 1997 was about 8 million ounces. The majority of Nevada's gold mines are located within the Company's service area. Currently, known gold reserves in Nevada total approximately 140 million ounces, or 75 percent of the nation's known gold reserves. These reserves are sufficient to continue production at 7 million ounces annually for the next two decades.

     During 1997, world gold prices fell from about $360 per ounce to $289 per ounce. Mining industry reports indicate many Nevada gold mines have production costs of less than $300 per ounce, with some of the larger mines producing within $177 to $250 per ounce. When compared to world production costs, Nevada, at an average $229 per ounce, is well below the worldwide average of $262 per ounce. While Nevada's gold mines have the lowest costs in the world, investment in exploration and development has fallen and may continue to fall. In addition, the low gold price may also shorten the expected mine lives of certain Nevada properties as mining lower grade ore becomes uneconomic.

     Nevada also has other mineral producing mines. Approximately 24 million ounces of silver were produced in 1997, worth approximately $120 million, and over 300 million ounces of silver reserves have been identified in the State. Silver demand has been exceeding new supply for most of the decade, drawing down inventories built up in the 1980's. Other minerals produced in Nevada include copper, lithium, mercury, barite, diatomite, gypsum, and lime, valued at over $400 million annually.

     The Company has seven 5 year long-term power sales agreements with major mining customers. The final contract expires in 2003. Five of these agreements have been reviewed and approved by the Nevada Commission as part of the Company's new tariff structure designed for major customers. These mining agreements secure over 266 megawatts of present and future mining load, or approximately $91 million in annual revenue. The agreements require customers to maintain minimum demand and load factor levels, and to include termination charge provisions to recover all customer-specific facilities investment and early termination.

     The Resorts and Recreation Group is comprised of hotels, casinos, and ski resorts. This major customer segment comprises 9.3% of the total electric system retail kwh sales and 15.8% of the total major customer account electric sales. Tourism and gaming continue to be key contributors to the local economy. The economic impact on Washoe County, Reno and environs in 1997 was estimated at over $3.5 billion. Electric sales to the gaming sector increased in 1997 by 6,082 megawatt-hours (0.8%) over 1996. Several of the largest gaming customers completed major interior remodeling projects in 1997 and several others finished expansion projects to accommodate projected increased tourist traffic in 1998.

     Growth in the Northern Nevada gaming sector in recent years has provided significant energy sales and revenue growth for the Company. However, the advent of increased competition, particularly "Indian gaming" in key feeder markets, and the continuing expansion in Las Vegas, may have a potentially negative impact on the Northern Nevada market share and ultimately energy sales.

     Northern Nevada casinos, faced with increased competition and a potentially slowing visitor growth, are now taking a more critical look at competitive strategies, profit margins, and facility-related operating costs. They are evaluating programs to either reduce energy rates and/or decrease energy consumption. Northern Nevada casinos are evaluating strategies to expand their entertainment portfolio, not in an attempt to compete against the Las Vegas market, but to differentiate themselves from each other. The key to this strategy is packaging entertainment value, customer comfort, reasonable pricing with the natural attraction of the High Sierra geographic location.

     During 1997, firm and non-firm sales to wholesale customers comprised about 4% of total energy sales. The wholesale market is very competitive and sales into this market are typically made at low margins.

                                1997      Percent
                               (MWH)     of Total
                             ---------   ---------
      Firm Sales               81,012        27.6%
      Non-firm Sales           85,391        29.1%
      Firm Off-System Sales   127,298        43.3%
                             ---------   ---------
            Total             293,701       100.0%
                             =========   =========

          While wholesale sales in 1997 represent 4% of kwh sales, they represent only 2.5% of electric revenues. Recent changes in federal regulations covering the rules under which transmission systems are operated will increase competition for wholesale sales and may impact the level of firm and non-firm wholesale sales made in the future. See Item 7, FERC Matters.
                                                 ------------

          The Company's industrial and large commercial customers continue their interest in the electric supply source options potentially available to them under regulatory reforms. The Company actively participates in regulatory reform deliberations. See Item 7, Nevada Matters, California Matters, and FERC
                                   --------------  ------------------      ----
Matters.
-------

                             MAJOR PROJECTS SUMMARY
                             ----------------------

     The following projects were approved in previous resource plans.  See Rate
                                                                           ----
Proceedings.
-----------

PINON PINE POWER PROJECT
------------------------

     In August 1992, the Company executed a cooperative agreement with the U.S. Department of Energy (DOE) for the construction of a coal-gasification power plant. The project, known as the Pinon Pine Power Project (Pinon), was selected by the DOE for funding under the fourth round of the Federal Clean Coal Technology Program.

     This clean coal integrated gasification combined-cycle power plant will be fully capable of operating on syngas produced from coal, natural gas, and, potentially, other fuels. The project consists of a coal gasification facility and a Company-owned power island and post gasification facilities to clean and partially cool the syngas produced by the gasifier. The current rating is 93 megawatts in the winter and 89 megawatts in the summer. Upon commissioning of all coal gasification facilities, the projected ratings are 106 megawatts in the winter and 96 megawatts in the summer.

     The DOE is providing funding for approximately 43% of the construction cost and half of the operating and fuel expenses for the first 36 months of operation. The DOE has committed $168 million of funding for Pinon. Estimated construction start-up and commissioning costs for Pinon, including the DOE's portion are approximately $298.7 million, which includes permitting, taxes, start-up commissioning, operator training and Allowance for Funds Used During Construction. Expected DOE funding for construction is $131.8 million.

     The Company's cost per kilowatt of capacity net of DOE construction after commissioning of all coal gasification facilities, and prior to the sale of the gasifier is $1,574 based on the peak winter rating and $1,739 based on the summer rating.

     Construction began on the project in February 1995, following resource plan approval and the receipt of all permits and other approvals. The natural gas portion (combined cycle combustion turbine) was completed and placed in service December 1, 1996. The balance of the plant is expected to be in service by May 1998. The Company currently estimates that the construction of the gasifier portion of the project will overrun the fixed contract price by approximately 24% or $11.5 million. The overrun is primarily due to redesign issues, resolving technical issues related to start up and other costs due to a later than anticipated in-service date. The Company and Foster Wheeler have entered into an alternative dispute resolution process in an attempt to resolve issues on total construction costs. At this time, the Company does not have any estimates as to the outcome of the proceeding.

     Pinon Pine Co. and Pinon Pine Investment Co., subsidiaries of the Company, own 25% and 75%, respectively, of a 38% interest in the Pinon Pine Company LLC
(LLC), with a subsidiary of General Electric Capital Corporation (GECC) holding a 62% interest. The LLC was formed to take advantage of federal income tax credits associated with the alternative fuel (syngas) produced by the coal gasifier and available under Section 29 of the Internal Revenue Code.

     The Company is under contract to build and operate the gasifier portion of the facility for the LLC. The Company has also agreed to purchase from the LLC the syngas produced in the gasifier for use in the Company-owned power island. These contracts are contingent upon the gasifier meeting the necessary requirements to be eligible for the Section 29 credits. The contracts also contain performance warranties which require the Company to make specified payments to, or to purchase the gasifier from, the LLC under certain conditions. Due to the later than anticipated in-service date for the gasifier of April 1998, certain performance warranties required by the contract were not met by December 31, 1997. Consequently the Company has reserved $2.8 million as satisfaction of the contract performance obligation. See Note 4 of the Company's consolidated financial statements.

ALTURAS INTERTIE
----------------

     SPPC is constructing the Alturas Intertie transmission line to better serve existing load, new customers and to significantly increase SPPC's access to lower cost resources. This 345 kv line will originate west of Alturas, California, and will extend 165 miles south to Reno. To date, the Company has spent approximately $83.4 million on the project. The current estimated cost, including AFUDC, is approximately $149 million. Construction commenced on February 9, 1998 and is expected to be completed in late 1998.

FACILITIES AND OPERATIONS

TOTAL SYSTEM
------------

As of December 31, 1997, the Company's electric transmission facilities consisted of approximately 3,900 overhead pole line miles and 80 substations. Its distribution facilities consisted of approximately 9,200 overhead pole line miles, 4,500 underground cable miles and 176 substations.

     The Company continues to maintain a wide variety of resources in its generation system. During 1997, the Company generated 55.7% of its total electric energy requirements in its own plants, purchasing the remaining 44.3% as shown below:

                                  Megawatt-    Percent
                                   Hours       of Total
                                 ----------   ----------
      Company Generation
      ----------------------
      Gas/Oil                     2,949,132       33.8%
      Coal                        1,859,208       21.3%
      Hydro                          50,863        0.6%
                                 ----------   ----------
      Total Generated             4,859,203       55.7%
                                 ----------   ----------

      Purchased Power
      ----------------------
      Long-Term Firm:
      Utility Purchases           2,046,603       23.6%
      Non-Utility Purchases:
      Geothermal                    784,954        9.0%
      Other                         119,302        1.4%
      Spot Market                   899,211       10.3%
                                 ----------   ----------
      Total Purchased             3,850,070/1/    44.3%
                                 ----------   ----------
      Total                       8,709,273      100.0%
                                 ==========   ==========

     The Company's decision to purchase spot market energy is based on the economics of purchasing "as-available" energy when it is less expensive than the Company's own generation. At the time of the 1997 system peak, the Company had purchased firm capacity under long-term contracts with other utilities and qualifying facilities (QFs) equal to 27% of total system peak hour capacity. In 1997, most of the Company's non-utility generation came from QFs, except for 8,438 megawatt hours, which came from one small power producer. The percentage of spot market energy purchases was somewhat lower than the previous year.

------------
/1/ Total purchased megawatt-hours include inadvertent purchases which are not included in the purchases in the Management Discussion and Analysis.

LOAD AND RESOURCES FORECAST
---------------------------

     The Company's actual total system capability and summer peak loads for 1997, and as estimated for summer peak demand through 2002 (assuming no curtailment of supply or load, and normal weather conditions) are indicated below:

                                  Capacity at
                                   1997 Peak                Forecasted Summer MW
                               ----------------  --------------------------------------------
                                  MW         %     1998     1999     2000     2001      2002
                               -------  -------  -------  -------  -------  --------  -------
Company Generation:

   Existing                      1,049     69%   1,056    1,056     1,056    1,056     1,056
                               -------  -------  -------  -------  -------  --------  -------
Purchases:

   Long/Short-Term Firm (1)        262     17%     254      394       394      394       394
    (2)

   Interruptible Customers           5      0%       5        5         5        5         5

   Non-Utility Generators           67      5%      74       74        74       74        74
                               ------- ------- -------  -------   -------  --------  -------
      Subtotal                     334     22%     333      473       473      473       473
                               ------- ------- -------  -------   -------  --------  -------
Additional Required                147      9%     169       48        74      116       125
                               -------  -------  -------  -------  -------  --------  -------
Total System Capacity            1,530    100%   1,558    1,577     1,603    1,645     1,645
                               =======  ======   =======  =======  =======  ========  =======
Net System Peak (3)              1,342     88%   1,368    1,382     1,403    1,443     1,451

Planning Reserve                   188     12%     190      195       200      202       203
                               -------  -------  -------  -------  -------  --------  -------
         Total                   1,530    100%   1,558    1,577     1,603    1,645     1,645
                               =======  ======   =======  =======  =======  ========  =======
Growth over previous year                          1.9%     1.2%      1.6%     2.6%      0.5%
                                                 =======  =======  =======  ========  =======

(1)   Value net of losses.
(2) Includes potential short-term firm purchases that are not under contract. Values shown represent purchases within anticipated transmission system limits.
(3) The system peak shown for 1997 is the actual system peak of 1,342 MW, which occurred on August 7, 1997.

    With regard to total system capacity, the Company is expected to maintain a planning reserve margin consistent with the Western System Coordinating Council guidelines. This reserve margin was 188 megawatts in l997, which the Company expects will increase to 203 megawatts by 2002. To accommodate the system requirement during the 1998-2002 time period, it will be necessary to secure additional capacity beginning in 1998. The PUCN, through the electric resource planning process, approved the Pinon Pine Power Project, which will provide 96 megawatts beginning in 1998. The "Additional Required" will be met by short-term purchases through 1999. The least-cost option for needs beginning in 1999 will be evaluated in the Company's next resource plan filing due in 1998. Electric industry restructuring may change SPPC's obligation to meet projected requirements.

     It should be noted that the Company's responsibility for resource planning will be modified under Assembly Bill 366 (see Footnote 2 to the Consolidated Financial Statements) it has been proposed that the PUCN will perform resource planning for electric requirements within the State of Nevada.

GENERATION
--------------

     The Company's total net generating capability for the upcoming 1998 summer peak is as follows:

                                                          Number of      MW         Year(s)
Name              Type/Fuel                                 Units     Capacity     Installed
----              ---------                               -----------------------------------
Valmy             Steam/Coal                             2           265         1981 and 1985

Tracy             Steam/Gas, Resid. Oil                  3           244       1963, 1965, 1974

Pinon             Combined Cycle/Coal, Gas               1            96            1996 - 1998

Clark Mtn CT's    CT/Gas, Diesel Oil                     2           138                   1994

Ft. Churchill     Steam/Gas, Resid. Oil                  2           226          1968 and 1971

Other             GT/Gas, Diesel Oil,                                               1899 - 1970
                  Propane, Hydro                        35            87
                                                                  ------
                                                                    1056
                                                                  ======

(CT)  Combustion
(GT)  Gas Turbine


     The Company owns an undivided 50 percent interest in the Valmy plant.
Idaho Power Company (Idaho Power) owns the remainder. The capacities shown above for the Valmy plant represent the Company's share only. The Company owns 100 percent of all of its remaining electric generation plants. The table above includes the generation capacity of the 100% SPPC-owned power island portion of the Pinon Pine Power Project. Pinon's summer net capacity for combined cycle operation on syngas is anticipated to be available in 1998. Pinon's current summer net capacity is 89 MW when operating on natural gas.

     Four of the Company's hydro generation units are located on the Truckee River, which runs approximately 100 miles from Lake Tahoe, through Reno/Sparks, to Pyramid Lake. A two MW facility located on the Truckee River at Farad was damaged by the January, 1997 flood and will not be available for generation during the 1998 summer peak. The Company also leases five units from the Truckee-Carson Irrigation District under a 30-year operating lease expiring in 1998, prior to the Company's normal summer peak. The units are located in the Lahontan Reservoir area, 70 miles southeast of Reno. See Leaseholds.
                                                          ----------

PURCHASED POWER
---------------

     The Company continues to manage a diverse portfolio of contracted and spot market supplies, as well as its own generation, to minimize its net average system costs. With above average precipitation within the Pacific Northwest over much of the 1996-1997 season, the Company was also able to purchase surplus economy energy and displace higher priced generation.

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

     The Company purchases spot market energy, both hydro and thermally-produced, by the hour, based upon economics and system import limits. During drought years, when less spot market hydro energy is available, the Company supplies a higher percentage of its native load utilizing its fossil fuel generation. Of continuing concern to any purchaser of hydro-generated energy are proposals by federal regulators, in the interest of the salmon, recommending closure of some hydro operations on the Snake and Columbia rivers. The amounts of hydro energy available and the price will depend on weather conditions in the Pacific Northwest and proposals by regulators. The amount of excess generating capacity in other systems and the existence of competition in providing utilities with economic incentives to make secondary sales are also important factors.

     Currently, the Company has contracted for a total of 265 megawatts of long-term firm purchased power from the utility suppliers listed below. Several of the Company's firm purchase power contracts contain minimum purchase obligations. Meeting them has not been a problem for the Company in the past, and is not expected to be a problem in the future.

                                 Contract   Operation   Termination    Minimum
Contract Party                   Capacity     Date         Date       Capacity %
------------------------------   --------   ---------   -----------   ----------
Idaho Power                         75 MW   Nov 1989    May 1999         50%
Idaho Power (for Elko)              15 MW   Mar 1994    May 2000         40%
Tri-State /(1)/                     25 MW   June 1991   May 1999         50%
PacifiCorp                          75 MW   June 1989   Feb 2009         70%
PacifiCorp/Utah Power /(2)/         75 MW   May 1991    Apr 2000         78%

(1)   The Company has terminated the Tri-State contract effective May 31, 1999.
(2) The Company has terminated the PacifiCorp/Utah contract effective April 30, 2000.

      According to regulations of the Public Utility Regulatory Policies Act, the Company is obligated, under certain conditions, to purchase the generation produced by small power producers and cogeneration facilities at costs determined by the appropriate state utility commission. Generation facilities that meet the specifications of the regulations are known as qualifying facilities (QFs). As of December 31, 1997, the Company had a total of 109 megawatts of maximum contractual firm capacity under 15 contracts with QFs. The Company also had contracts with three projects at fluctuating short-term avoided cost rates. All contracts currently delivering power to the Company at long-term rates have been approved by either the PUCN or the CPUC, and have QF status. One long-term QF contract terminates in 2006, one terminates in 2039, with the remainder terminating between 2016 and 2022.

          Energy purchased by the Company from QFs constituted 10% of the net system requirements during 1997. These contracts continue to provide useful diversity for the Company in meeting its peak load. All the QFs from which the Company makes firm purchases are either geothermal (87%), hydroelectric or biomass.

          The actual QF firm capacity output of 67 megawatts during the summer 1997 peak was less than the firm contracted amount of 109 megawatts. The actual QF output for all non-utility generatory deliveries during the summer 1997 peak was 87 megawatts. The table on page 12 reflects actual performance during the 1997 summer peak period. A difference exists between the non-utility generator figures and the table on page 12 because the 1997 figure is an actual and the remaining years are forecasts. Any capacity shortfall created by under-performance was included in the Company's 1995 resource plan.

TRANSMISSION
------------

     In planning its transmission capacity, the Company considers its generation and purchased power needs, as well as the opportunity for providing retail and wholesale wheeling services.

     The Company's existing transmission lines extend some 300 miles from the crest of the Sierra Nevada in eastern California, northeast to the Nevada-Idaho border at Jackpot, Nevada, and 250 miles from the Reno area south to Tonopah, Nevada. A 230 KV transmission line connects the Company to facilities near the Utah-Nevada state line, which in turn interconnects the Company to Idaho Power facilities at the Idaho-Nevada state line. The Company also has two 120 KV lines and one 60 KV line which interconnect with Pacific Gas and Electric (PG&E) on the west side of the Company's system at Donner Summit, California. Two 60 KV transmission ties allow wheeling of up to 14 megawatts of power from the Beowawe Geothermal Project, which is located within the Company's service area, to Southern California Edison. These two minor interties are available for use during emergency conditions affecting either party.

     The Company's transmission intertie system provides access to competitively priced energy supplies. The existing system has played a major role in helping stabilize energy costs by allowing surplus energy purchases throughout the year, but especially during the spring snow melt in the Pacific Northwest.

     The Company is currently developing the Alturas Intertie to provide the means of serving existing native load and new customers, and to significantly increase the Company's access to lower cost resources. The anticipated in-service date is late 1998. See Alturas Intertie, page 10.

     The Company has agreements with PacifiCorp's Utah division and Idaho Power which allow for up to 50 megawatts of the energy purchased by the Company from PacifiCorp to be transmitted through the Idaho Power system. The Company also has an interconnection agreement with PG&E that requires PG&E to maintain a firm transmission rating of 108 megawatts, provided the Company pays it for any necessary system upgrades. The purpose for the tie is to provide an alternative transmission path in the event of an emergency on the Company's system. The PUCN, in a previous electric resource plan opinion and order, approved the payment for upgrades into the late 1990's. The upgrades are considered regulatory assets and are amortized over lives similar to Company-owned facilities. At December 31, 1997 these regulatory assets amounted to $5.1 million. See Note 1 of the Consolidated Financial Statements.

FUEL AVAILABILITY
-----------------

     The Company's 1997 fuel requirements for electric generation were provided by natural gas (62%), coal (37%) and oil (1%). During 1997 natural gas remained the fuel of choice, over oil, for generation plants other than Valmy, which is a coal-fired plant.

     The average costs of coal, gas and oil for energy generation per million British thermal units (MMBtu) for the years 1993-1997 were as follows:

                   Average Consumption Cost ($/MMBtu)
          --------------------------------------------------
           1997    1996       1995        1994        1993
          -----    ----       ----        ----        ------
Gas       $2.03   $2.10       $1.65       $2.19       $2.19
Coal       1.80    1.88        2.19        2.07        2.05
Oil        3.35    3.48        3.80        3.37        3.54

          Since beginning commercial operation of its Valmy coal-fired generating units in the early 1980s, the Company operated these units at a higher load level than its gas/oil-fired units because gas and oil fuels had generally been more expensive. However, beginning in 1989, the Company operated its gas/oil-fired units at increased levels due to competitive pricing of natural gas. In September 1996, the Company began purchasing coal on the spot market at prices more competitive than gas, oil and long-term contract coal. As a result, except during periods of low-cost surplus hydro energy availability, load levels on the Valmy units have been consistently high since that time.

          The Company's long-term contract with Black Butte Coal Company (Black Butte), for coal shipments to Valmy from the mine near Rock Springs, Wyoming, remains in effect until June 30, 2007, or until all volume requirements under the contract are delivered and/or canceled.

          Beginning in June 1996, the Company, along with its joint-ownership partner (Idaho Power Company), implemented an economic cancellation strategy which essentially buys down minimum tonnage requirements under the Black Butte contract rather than taking physical delivery of the coal. Canceling the Black Butte tonnage creates various economic and operating benefits, primarily opportunity to buy lower-cost spot market coal and reduce overall fuel costs.
In June 1996, the Company and Idaho Power expended $5 million ($2.5 million each) to cancel all minimum volume requirements for the 1996-97 contract year. The Company agreed with Idaho Power to satisfy even more volume requirements in the fall of 1996 and in June 1997 by matching the dollar cost of Black Butte tonnage purchased by Idaho Power for delivery to Idaho's coal-fired Jim Bridger plant. The Company expended $3.8 million for these matching cancellations. Since July 1997, the Company and Idaho Power have canceled minimum Black Butte volume requirements on a monthly basis. Due to accelerated purchases, Company projects it will fully satisfy all volume requirements and that termination of the contract will occur sometime in 2002. At that time, the Company will pursue lower fuel cost alternatives, which may include additional purchases of spot market coal should pricing remain favorable.

          The Company's long-term coal contract with Canyon Fuel Company, LLC (Canyon), which provides coal for Valmy from Canyon's SUFCO mine in Central Utah, expires on June 30, 2003. This contract also contains minimum volume requirements which the Company expects to meet each year until termination.

          The total amount of coal burned at the Valmy Power Plant during 1997 was 1.25 million tons. As of December 31, 1997, the coal inventory level was 157,241 tons, or approximately 27.5 days of consumption at 100% capacity. The Company targets an average annual coal stockpile sufficient to provide 30 days supply at full load.

          Valmy has had coal delivered under a June 30, 1986 contract with the Union Pacific Railroad Company (UP). This contract expired on July 31, 1997 and the parties were unable to reach an agreement on a new contract. Subsequently, the UP filed a common carrier rate under which these coal deliveries have been moving while negotiations have been ongoing.

          On August 1, 1997, SPPC and Idaho Power filed a complaint with the Surface Transportation Board (STB) alleging that rates assessed by UP to move coal from Sharp, Utah to Valmy exceeded a maximum reasonable level and that UP possesses market dominance over that traffic. SPPC and Idaho Power have requested that the STB prescribe maximum reasonable rates, along with related rules and service terms for this movement. UP has counterclaimed that no such market dominance exists and consequently, the STB does not have jurisdiction.

          While this case has proceeded, SPPC and Idaho Power have continued to negotiate a solution to the dispute. A new contract may be completed during the second quarter of 1998. In the worst case, SPPC and Idaho Power will continue to pay the common carrier rate until the STB renders its decision.

          During 1997, the Company purchased a small volume of coal for use in start-up at Pinon Pine. This coal will be used to produce synthetic gas in the plant's coal gasification facility. Two unit train shipments of coal, from Canyon Fuel Company's SUFCO mine, were taken in April 1997 and December 1997, totaling approximately 19,000 tons. Once the gasifier is declared commercial, scheduled for mid 1998, the Company expects to ship between one and three unit trainloads of coal per month to that site which the Company expects to purchase on the spot market.

          The Company meets its needs for residual oil for generation through purchases on the spot market. With no other mitigating factors, the Company's residual oil inventory policy is to maintain 50,000 to 75,000 barrels at each of its Tracy and Ft. Churchill generating plants. The actual residual oil inventory level at these two sites was 166,147 barrels as of December 31, 1997, which is equal to seven days supply at full load operation. Total residual oil consumption in 1997 was 21,732 barrels.

                              NATURAL GAS BUSINESS
                              --------------------

BUSINESS AND COMPETITIVE ENVIRONMENT

     The Company's natural gas business is a local distribution company (LDC) in the Reno/Sparks area that accounted for $70.7 million in 1997 operating revenues; 11% of total Company operating revenues. Growth in the Company's service territory continues to be strong. Residential customer growth during 1997 was 5.3%, adding the Company's 100,000/th/ natural gas customer during the summer. Residential sales growth was boosted by an increase in multifamily construction activity and a residential marketing campaign targeting existing propane and fuel oil conversions. The overall natural gas customer growth rate was 5.2% for the year.

     Natural gas offers significant economic and environmental advantages over other energy sources for space heating, water heating and other uses in residential, commercial and industrial applications. Growth in the residential and small commercial sector is expected to continue as new developments in the Company's distribution service area are planned. A new record peak day sendout of 114,375 decatherms was reached on January 13, 1997.

     In an ongoing search for growth and profitability, the Company is studying an opportunity to provide gas LDC services to a community located along its affiliate, Tuscarora Pipeline. A decision on this project is expected in the first quarter of 1998.

     The popularity of natural gas as a vehicle fuel is increasing. During 1997, the Company experienced a resurgence of interest in alternative vehicle fuels. Growth in the use of natural gas as a vehicle fuel increased significantly during the year as the Reno/Sparks area continued working to attain status as a Clean City from the Department of Energy (DOE). State clean air legislation is encouraging governmental fleets to develop alternative fuel use in fleet operations. The Company was also successful in obtaining DOE grant funding for alternative fuel development during 1997.

COMPETITIVE ISSUES
------------------

     Contracts established during 1995 and 1996 under the Company's Value Based Service Tariff (VBST) are being successfully renewed as the old contracts expire. This tariff is applicable to natural gas use for customers desiring firm service who qualify for transportation service in which they acquire their own gas supply and the Company provides transportation. Three contracts were renewed in 1997 and one new contract was signed to enable the Company to compete with competitive service options for our largest customers. At December 31, 1997, the Company had nine VBST contracts in force with customers.

     The Company's natural gas LDC business is subject to competition from other suppliers and other forms of energy available to its customers. Large customers with fuel switching capability compare natural gas prices on an interruptible basis to alternative energy source prices. Three customers now secure their own gas supplies, with the Company providing transportation service. As a result of AB 366, gas supply may be unbundled from transportation.

     Reno Energy, a new thermal energy company and competitor, received state approvals during 1997 to proceed with its project to compete directly with natural gas in the Reno/Sparks market. The status of this project is still unknown, but the Company is taking actions to monitor and maintain its competitive position as the energy supplier of choice in the area.

DEREGULATION
------------

     The Company has been and will continue to be active in the development of statutes, rules and regulations regarding the deregulation of the natural gas industry. The Company has been involved at the state level in workshops designed to set the course for the future of energy sales and distribution in Nevada. See Rate Proceedings.
             ----------------

FACILITIES AND OPERATIONS

     The Company has contracted for firm winter-only and annual gas supplies with 10 Canadian and domestic suppliers to meet the firm requirements of its LDC and electric operations. The contracts total 125,000 decatherms per day through March 1998; 72,000 decatherms per day for April through October 1998 and 75,000 decatherms per day for the remainder of the year. Most of these contracts provide for a fixed price. This ensures that the Company is able to lock in a significant portion of its gas supply cost while retaining the flexibility to purchase spot market supplies.

     The Company's firm natural gas supply is supplemented with natural gas storage services and supplies from a Northwest Pipeline Company facility located at Jackson Prairie in southern Washington and a liquid natural gas (LNG) storage facility. The LNG facility is operated by Paiute Pipeline Company and is used for meeting peak demand. The Jackson Prairie and LNG facilities can contribute a total of approximately 48,000 decatherms per day of peaking supplies. The Company meets its peak day requirements above Northwest/Paiute capacity with firm transportation capacity on the Tuscarora Pipeline and the Pacific Gas Transmission Company (PGT) pipeline.

     Starting November 1, 1996, the Company entered into an agreement to sell winter seasonal peaking supplies to another company for seven years. The contract provides for the payment to the Company of a monthly reservation charge, reimbursement of pipeline capacity charges during the winter, and a volumetric commodity charge based on the market price for natural gas. The Company was able to enter into this agreement due to the ability of its power plants to utilize alternative fuels and its power importation option.

    Following is a summary of the transportation and approximate storage capacity of the Company's current gas supply program. Firm transportation capacity on the Northwest/Paiute system exists primarily to serve the LDC. Firm transportation capacity on the PGT/Tuscarora system exists primarily to serve the Company's electric generating plants. Storage capacity is generally used for the peaking requirements of the LDC.

TRANSPORTATION CAPACITY
-----------------------------

Northwest   -     70,696   Decatherms per day firm
                  90,000   Decatherms per day interruptible
Paiute      -    105,774   decatherms per day firm from November through March
                  63,044   decatherms per day firm from April through October
                  90,000   decatherms per day interruptible
NOVA        -     30,000   decatherms per day firm
ANG         -     30,000   decatherms per day firm
PGT         -     30,000   decatherms per day firm
            -     30,000   decatherms per day firm from November through March
                  90,000   decatherms per day interruptible
Tuscarora   -     95,000   decatherms per day firm
                  60,000   decatherms per day interruptible
STORAGE CAPACITY
-----------------------------
Northwest   -    277,997   decatherms from Jackson Prairie
                  12,733   decatherms per day from Jackson Prairie
Paiute      -    463,034   decatherms from Lovelock LNG
                  35,078   decatherms per day from Lovelock LNG facility

     Total LDC supply requirements in 1997 and 1996 were 12.4 million decatherms and 12.1 million decatherms, respectively. Electric generating fuel requirements for 1997 and 1996 were 32.0 million decatherms and 31.0 million decatherms, respectively.

     As of December 31, 1997, the Company owned and operated 1,219 miles of three-inch equivalent natural gas distribution lines.

WATER BUSINESS

     The water distribution business contributed $46.5 million (7%) to the Company's 1997 operating revenues.

     An application was filed with the PUCN requesting authorization to increase general water rates for all classes of customers by $13.7 million (see Item 7, Nevada Matters). This request was made mainly to recover approximately $119
--------------
million in net plant increases for upgrades and additions to the water facilities due to the passage of the Safe Drinking Water Act in 1986. The Company believes that its water business is in full compliance with Federal Regulations at this time.

     Water production in 1997 totaled 23.3 billion gallons. 2.6 billion gallons were produced from the Company's groundwater wells. The remaining 20.7 billion gallons were treated through the Company's two water treatment facilities; the Chalk Bluff Water Treatment Plant and the Glendale Water Treatment Plant. The Company's peak day send-out of water during 1997 was 124 million gallons, a 5.9% increase over the 117 million gallon peak set in 1996.

     The Company's water supplies are based on surface water and groundwater sources, with the addition of drought storage and refill provisions sufficient to withstand a repeat of the recent eight-year drought plus an additional two year period. The surface water source is the Truckee River which originates in Lake Tahoe and flows north and east through the cities of Reno and Sparks to Pyramid Lake, located northeast of Reno. In 1997 early warm rains brought significant flooding to the Truckee River and surrounding areas. The Glendale Water Treatment Plant, situated on the riverbanks, sustained over $1 million in clean up and damage costs. The Chalk Bluff Plant successfully treated the muddy flood water, which contained turbidities exceeding the design criteria of the plant.

     The Company's groundwater comes from 24 supply wells located around the Reno/Sparks area. Man-made contaminants, perchalorethylene, from local business operations have been found at levels exceeding the drinking water standards in five of these wells. Three of these wells have been removed from service and are in the process of being fit with treatment equipment. The remaining two have been fit with treatment equipment which allows them to be returned to operation. The 1997 Nevada Legislature passed a groundwater remediation bill and Washoe County formed a remediation district which will allow the Company to be reimbursed for the cleanup of this groundwater contaminant.

     Additionally, the Company has four wells which currently exceed the federal drinking water standard for naturally occurring arsenic concentrations. Production from three of these wells continues by blending water treated at the Glendale Water Treatment Plant. The fourth well is out of service pending treatment. The Company's water laboratory research staff are developing options to assure the Company is prepared to meet new arsenic standards.

     A group has recently challenged the transfer of agricultural water rights to municipal use for new development in the Truckee Meadows. In August, the Company successfully reached an arrangement with the state engineer to sign subdivision maps whose rights are under protest by providing a temporary back up arrangement in which the Company's certificated rights are pledged to back up the protested transfers through June 1998, at which time the Company will evaluate its position. This process has enabled water service commitments to continue until protests can be cleared.

     The Company continues to pursue the Negotiated Settlement which has been
under development for several years.   The Company is currently operating under
a Preliminary Settlement Agreement (PSA) and interim storage contract until negotiations are completed and the final Truckee River Operating Agreement is completed. A draft environmental impact statement and contract is expected in the first quarter of 1998, with the agreement being finalized by year end. The Negotiated Settlement is a complex set of agreements on Truckee River issues involving the United States, California and Nevada governments, the Pyramid Lake Paiute Tribe and SPPC. During 1997, these negotiations progressed toward the completion of the draft Truckee River Operating Agreement. Once in effect, the new agreement will allow the Company use of federal reservoirs for drought reserve storage.

     As a condition of the Negotiated Settlement, the Company's unmetered residential water customers must be converted to metered service. A meter retrofit program was approved by the PUCN and began in 1995.

Funding for the program is provided by new business development and administered by the Company. The program is expected to take ten to twelve years to complete. At this time, only customers who volunteer for the program may have meters installed. Water meters have been required in all new construction since 1986.

CONSTRUCTION PROGRAM

     Construction expenditures, including allowance for funds used during construction (AFUDC), for 1997 were $147.8 million and for the period 1993 through 1997 were $786.3 million. Estimated construction expenditures for 1998 and the period 1999 - 2002 are as follows (dollars in thousands):

                                                                        Total
                                             1998       1999-2002      5-Year
                                           ---------   -----------   ----------
Electric Facilities                        $133,789    $  305,756    $ 439,545
Water Facilities                             14,042       104,338      118,380
Gas Facilities                               10,283        41,488       51,771
Common Facilities                            11,819        14,347       26,166
                                           --------    ----------    ---------
       Total Construction Expenditures     $169,933    $  465,929    $ 635,862
                                           ========    ==========    =========

AFUDC                                       ($8,744)      ($5,708)    ($14,452)
Net Salvage, including cost of removal         (100)         (400)        (500)
Net Customer Advances and
  Contributions in Aid of Construction       (9,959)      (39,820)     (49,779)
                                           --------    ----------    ---------
        Total Cash Requirements            $151,130    $  420,001    $ 571,131
                                           ========    ==========    =========

     Total construction expenditures estimated for 1998 and the 1999-2002 period, for each segment of the Company's business, consist of the following (dollars in thousands):

                                                            Total
                                       1998    1999-2002    5-Year
                                     -------- ----------   --------

Electric Facilities
      Distribution                 $ 43,893   $  172,727   $216,620
      Generation                      5,406       11,984     17,390
      Transmission                   81,434      106,167    187,601
      Other                           3,056       14,878     17,934
                                   --------   ----------   --------
                                   $133,789   $  305,756   $439,545
                                   ========   ==========   ========
Water Facilities
         Treatment and Supply      $  3,805   $   38,421   $ 42,226
         Distribution                10,106       65,309     75,415
         Other                          131          608        739
                                   --------   ----------   --------
                                   $ 14,042   $  104,338   $118,380
                                   ========   ==========   ========
Gas Facilities
         Distribution              $  9,316   $   36,728   $ 46,044
         Other                          967        4,760      5,727
                                   --------   ----------   --------
                                   $ 10,283   $   41,488   $ 51,771
                                   ========   ==========   ========

GENERAL REGULATION

     The Company is subject to the jurisdiction of the PUCN and the CPUC with respect to rates, standards of service, siting of and necessity for generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric operations. The PUCN also has jurisdiction with respect to the Company's gas and water operations. The Company submits integrated resource plans regarding its electric, gas, and water business operations to the Nevada Commission for approval.

     Under federal law, the Company is subject to certain jurisdictional regulation, primarily by the FERC. The FERC has jurisdiction under the Federal Power Act with respect to rates, service, interconnection, accounting, and other matters in connection with the Company's sales of electricity for resale and the transmission of energy for others. The FERC also has jurisdiction over the natural gas pipeline companies from which the Company takes service.

     As a result of regulation, many of the fundamental business decisions of the Company, as well as the rate of return it is permitted to earn on its utility assets, are subject to the approval of governmental agencies.

     The Company is also subject to regulation by environmental authorities. See Environment.
    -----------

RATE PROCEEDINGS

     During 1997, 92% of the Company's revenues were from retail sales of electricity, natural gas and water in Nevada; 6% from retail sales of electricity in California and 2% from sales of electricity for resale.

NEVADA MATTERS
--------------

     The 1995-2014 Electric and Gas Integrated Resource Plan contains forecasts of future electric and natural gas demand and the Company's plans to meet those requirements economically while maintaining service reliability and flexibility. Also included in the plan are distribution facility additions including the Company's LDC interconnection with the Tuscarora Pipeline. The resource plan identifies the criteria used in evaluating gas supply contracts, the proposed mix of firm and interruptible natural gas supplies and the supply sources required to meet peak day demands over the planning period. The next resource plan is due mid 1998.

     It should be noted that under Assembly Bill 366 (see Footnote 2 to the Consolidated Financial Statements) it has been proposed that the PUCN begin developing resource planning for electric requirements within the State of Nevada after December 31, 1999.

     The Company filed a water rate case on September 18, 1997 to recover cost increases related to investments in water plants to comply with the Safe Drinking Water Act. The Company expects to receive an order from the PUCN in April 1998.

     See Item 7, Nevada Matters, California Matters, and FERC matters and Note 2
                 --------------  -------------------     ------------
of the Consolidated Financial Statements.

ENVIRONMENT

GENERAL
-------

     As with other utilities, the Company is subject to federal, state, and local regulations governing air and water quality, hazardous and solid waste, land use, and other environmental considerations. These considerations affect the construction and operation of electric, gas, and water utility facilities.

     Nevada's Utility Environmental Protection Act requires approval of the PUCN prior to the construction of major utility generation and transmission facilities. The United States Environmental Protection Agency (EPA) and Nevada's Division of Environmental Protection (NDEP) administer regulations involving air quality; water pollution; and solid, hazardous, and toxic waste.

     The Company's board of directors has a comprehensive environmental policy and separate board committee on environmental compliance which oversees corporate performance and achievements related to the environment. The Company's corporate environmental policy emphasizes environmental stewardship.

1997 ACTIVITIES
---------------

     The Company conducted compliance audits on 57 sites, including 13 vendor sites. Remediation was performed on five of these sites at a cost of $270,000. In addition, 25 spills were successfully remediated.

     In 1995, the Company identified one site formerly used for manufacturing gas from oil. This site was sold in 1997 with full disclosure to the buyer. Shortly after the sale, the buyer notified the Company of its intent to file legal action. To date, no such action has been taken. Negotiations with the buyer will attempt to mitigate any financial impacts to the Company. Presently, total liability for this site is estimated to be $700,000, of which approximately $300,000 has been spent through December 31, 1997. The remaining balance has been accrued as a liability.

     The Company continued and initiated several actions in accordance with its policy to be an environmental leader in principle and practice. These actions have:

 . Resulted in reduced pollutant and greenhouse gas emission rates at power plants;
 . Demonstrated stewardship of wildlife and waterfowl habitat on and adjacent to
  Company property;
 . Improved water quality conditions; and . Lowered the cost of compliance with environmental regulations.

  During 1997, the Company was awarded bonus sulfur dioxide emission allowances by the EPA for its use of geothermal energy, a renewable resource. Under the Acid Rain Rule of the Clear Air Act, bonus emission allowances are granted to utilities that have avoided sulfur dioxide emissions by using renewable energy to generate electricity. In 1997, the Company received 645 bonus allowances. Only four other utilities in the U.S. were awarded more bonus allowances.

  As a voluntary climate challenge participant, the Company filed its third annual report on greenhouse gas emission and actions taken to reduce those emissions with the DOE. Carbon dioxide, the principal so called "greenhouse gas", is produced when oil, natural gas or coal is combusted. The Company's carbon dioxide emissions were offset through its:

 . Use of renewable resources (geothermal and hydroelectric energy);
 . Energy conservation and efficiency measures;
 . Improvements in generating unit efficiency;
 . Increased use of natural gas over oil (a benefit of the Tuscarora Pipeline
  Project completed in 1995);
 . Reuse of coal fly ash in cement production; and . Utilization of compressed natural gas in fleet vehicles.

  In 1997, the Company's generating units reduced carbon dioxide emission by 15 percent as a direct result of the above actions.

  Stewardship of Nevada's water and wildlife resources is being demonstrated at the Fort Churchill and Tracy Power Plants. At Fort Churchill, the Company completed its wetland restoration with a joint effort at the wetlands on the Mason Valley Wildlife Refuge. The Refuge, adjacent to the Walker River, is administered by Nevada's Division of Wildlife (NDOW). This cost and resource-sharing partnership between the Company, NDOW, and Ducks Unlimited involves use of cooling water from the Company's facilities. Water is now piped to wetland ponds on the Refuge, expanding open water recreation opportunities and wildlife habitat by about 500 acres. Besides enhancing water resources in the region, this project is an inexpensive way to improve cooling systems at the generating units.

  In September 1994, the Company was notified by Region VII of EPA that the Company was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCBs) by PCB Treatment, Inc., located in Kansas City, Kansas, and Kansas City, Missouri (the Sites).
The EPA is requesting that the Company voluntarily pay an undefined (pro rata) share of the ultimate clean-up costs at the Sites. A number of the largest PRPs formed a steering committee which is chaired by the Company. The responsibility of the Committee is to direct clean-up activities, determine appropriate cost allocation, and pursue actions against recalcitrant parties, if necessary. The EPA issued an administrative order on consent requiring signatories to perform certain investigative work at the Sites. The steering committee has retained a consultant to prepare an analysis regarding the sites.

  The Company has recorded a preliminary liability for the Sites of $650,000, of which approximately $105,000 has been spent through December 31, 1997. Once evaluations are completed, the Company will be in a better position to estimate and record the ultimate liabilities for the Sites.

GENERAL - FACILITIES

LEASES
------

     The Company continues to sublease available space in Sierra Plaza, its general office complex, to outside companies and other organizations. The largest lease, which is with Microsoft Licensing, Inc. runs until 2002.

GENERAL - LEASEHOLDS

     The Company operates portions of its electric system as lessee under lease agreements with Truckee-Carson Irrigation District (TCID) and Mineral County Power System.

     Under terms of the TCID lease, the Company is obligated to pay an annual lease payment of $108,000 plus 2% of gross revenues derived from operations within the leasehold area, which covers portions of Washoe (excluding Reno/Sparks), Lyon, Storey and Churchill counties in Nevada. In 1997, the Company paid approximately $382,000 as 2% of gross revenues. The lease expires in July 1998, at which time TCID is obligated to purchase any Company capital improvements unless the lease is renewed. To date, capital improvements, net of depreciation, total $21.2 million. It is estimated that SPPC generates approximately $1.8 million of net income from serving TCID.

     In October 1997, TCID advised the Company that TCID would not be renewing the lease agreement and that TCID intended to resume operation of the electric system in July 1998 when the lease agreements expire. The Company has filed with the PUCN documents requesting that the Company's existing Certificate of Public Convenience and Necessity ("Certificate") to serve the TCID electric customers be extended. In the event the PUCN is unwilling to extend the Company's Certificate, the Company has asked the PUCN to require TCID to obtain its own Certificate.

     Under terms of the Mineral County Power System lease, the Company is obligated to pay, on a sliding scale, a percentage of gross revenues derived from operations within the leasehold area. The leasehold area includes the towns of Hawthorne, Mina, and Luning, along with other unincorporated towns roughly 100 miles southeast of Reno. During 1997, the Company paid $138,000 on gross revenues of $5.8 million. The lease expires in 2000. As with TCID, Mineral County Power System is obligated to purchase any Company capital improvements unless the lease is renewed. To date, capital improvements, net of depreciation, total $7.1 million.

GENERAL - FRANCHISES

     The Company has nonexclusive franchises or revocable permits, in fact by grant (in most cases for specified terms of years) or in effect by acquiescence, to carry on its business in the localities in which its respective operations are conducted in Nevada and California. The franchise requirements of the various cities and counties in which the Company operates provide for payments based on gross revenues. During 1997, the Company collected $8.0 million in franchise fees based on gross revenues. It also paid and recorded as expense $0.9 million of fees based on net profits.

    Franchise                   Type of Service           Expiration Date
   -------------------     ------------------------   ----------------------
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

GENERAL - RESEARCH AND DEVELOPMENT

     SPPC participates in several utility associations, including the Electric Power Research Institute and Gas Research Institute.

ITEM 2.  PROPERTIES

     The general character of SPPC's principle facilities is discussed in Item 1, Business.
   --------

     Substantially all utility plant is subject to the lien of the Indenture of Mortgage, dated December 1, 1940, and supplemental indentures thereto between the Company and State Street Bank and Trust, as trustee, securing the Company's outstanding first mortgage bonds.

ITEM 3.  LEGAL PROCEEDINGS

     SPPC, through the course of its normal business operations, is currently involved in a number of legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company is a wholly-owned subsidiary of Sierra Pacific Resources and, as such, its common stock is not publicly traded and no market exists for it. Cash dividends declared on common stock were as follows (dollars in thousands):

               1997
               -------

               First Quarter       $18,000
               Second Quarter       18,000
               Third Quarter        18,000
               Fourth Quarter       18,000
                                   -------

                Total 1997         $72,000
                                   =======


               1996
               ----

               First Quarter       $16,000
               Second Quarter       16,000
               Third Quarter        16,000
               Fourth Quarter       16,000
                                   -------

                Total 1996         $64,000
                                   =======


     Note: The dividends scheduled above represent payments from the Company to its parent, SPR. Dividends declared by SPR on its publicly traded stock totaled $38.3 million during 1997.

     Future dividends are subject to factors that ordinarily affect dividend policy, such as future earnings and the financial condition of the Company. After provision for payment of dividends on all outstanding shares of preferred stock and subject to limitations in the Company's restated articles of incorporation and its indentures, dividends may be paid on the common stock out of any funds legally available for that purpose when declared by the board of directors. As of December 31, 1997, approximately $78.7 million of retained earnings were available for the payment of dividends on common stock under the most restrictive of these limitations.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        Year Ended December 31,
                                                         (dollars in thousands)
                                         -----------------------------------------------------
                                          1997        1996         1995         1994         1993
                                      ----------   ----------   ----------   ----------   ----------
Operating Revenues                    $  657,540   $  619,724   $  597,784   $  603,193   $  521,568
                                      ==========   ==========   ==========   ==========   ==========
Operating Income                      $  120,172   $  107,008   $  101,811   $   95,983   $   90,562
                                      ==========   ==========   ==========   ==========   ==========
Income Before
Preferred Dividends                   $   83,127   $   73,651   $   65,983   $   60,863   $   57,457
                                      ==========   ==========   ==========   ==========   ==========
Income Applicable
  To Common Stock                     $   77,668   $   67,351   $   58,609   $   52,929   $   49,196
                                      ==========   ==========   ==========   ==========   ==========

Total Assets                          $1,912,242   $1,842,628   $1,729,818   $1,605,710   $1,554,896
                                      ==========   ==========   ==========   ==========   ==========
Long-Term Debt and
  Redeemable Pre-
  Ferred Stock                        $  655,389   $  655,787   $  547,124   $  531,233   $  526,177
                                      ==========   ==========   ==========   ==========   ==========
Cash Dividends Paid
  On Common Stock                     $   70,000   $   63,000   $   54,000   $   51,000   $   48,000
                                      ==========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

     Net income before preferred dividends in 1997 was $83.1 million, an increase of $9.4 million over 1996. The Company was authorized to earn a return on equity of 12% in its Nevada electric operations and 12% and 11.25%, respectively, in its Nevada gas and water operations. The Company earned in excess of its allowed regulated returns for its electric and gas operations and therefore, under its currently effective rate settlement, the Company anticipates it will make refunds to customers reflecting one half of the excess earnings. Appropriate reserves have been recorded to reflect the anticipated refunds. A rate filing was made with the PUCN requesting an increase in rates for the water operations. The rate change is expected to be placed in effect in the second quarter of 1998. California operations were authorized to earn a return on common equity of 11.6% in 1997. See Regulatory Matters for a detailed discussion of these issues.

     Nevada, the Company's primary jurisdiction, uses a marginal cost method for setting electric and gas rates by customer class. As a result, changes in sales mix can result in variations in revenues, regardless of changes in total consumption.

     The components of gross margin are set forth (dollars in thousands):

                                      1997       1996       1995
                                    --------   --------   --------
Operating Revenues:
  Electric                          $540,346   $507,004   $491,419
  Gas                                 70,675     67,376     62,572
  Water                               46,519     45,344     43,793
                                    --------   --------   --------
    Total Revenues                  $657,540   $619,724   $597,784

Energy Costs:
  Electric                          $231,473   $223,177   $212,473
  Gas                                 38,135     33,859     37,330
                                    --------   --------   --------
    Total Energy Costs               269,608    257,036    249,803
                                    --------   --------   --------
       Gross Margin                 $387,932   $362,688   $347,981
                                    ========   ========   ========

Gross Margin by Division:
  Electric                          $308,873   $283,827   $278,946
  Gas                                 32,540     33,517     25,242
  Water                               46,519     45,344     43,793
                                    --------   --------   --------
    Total                           $387,932   $362,688   $347,981
                                    ========   ========   ========

          The causes for significant changes in specific lines comprising the results of operations are provided (dollars in thousands):

                                      1997        1996        1995
                                    --------   --------   --------
ELECTRIC OPERATING REVENUES         $540,346    $507,004    $491,419
       Increase                     $ 33,342    $ 15,585
       Percentage Increase               6.6%        3.2%

          The increase in electric operating revenues during 1997 was attributable primarily to increased demand of 177,815 MWH as a result of continued growth in the service area. The 1996 increase also generally followed the regional increase in customers.

                                      1997       1996      1995
                                    --------   --------   --------
GAS OPERATING REVENUES              $70,675    $67,376    $62,572
     Increase                       $ 3,299    $ 4,804
     Percentage Increase                4.9%       7.7%

          Gas operating revenues increased in 1997 as a result of increased throughput of 199,698 decatherms attributable primarily to customer growth of 4,980 new customers. Similarly, 1996 revenues increased due to improved sales and continued customer growth.

                                      1997       1996      1995
                                    --------   --------   --------
WATER OPERATING REVENUES            $46,519    $45,344    $43,793
     Increase                       $ 1,175    $ 1,551
     Percentage Increase                2.6%       3.5%

          An increase of 1,941 water customers in 1997 contributed to the growth in revenues. An increase of 1,635 customers accounted for improved revenues in 1996.

                                 1997          1996          1995
                               --------      --------      --------
PURCHASED POWER              $  130,612     $  122,272    $  119,464
    Increase                 $    8,340     $    2,808
    Percentage Increase             6.8%           2.4%

    MWH Purchased             3,836,975      3,829,534     3,528,364
    Increase                      7,441        301,170
    Percentage Increase             0.2%           8.5%

    Average Cost             $    34.04     $    31.93    $    33.86

          The cost of purchased power increased in 1997 as a result of significantly higher prices because of the reduced availability of hydropower. As a result, the Company only slightly increased the volume of electricity purchased, and instead increased its generation to meet the growing demand.
1996 costs exceeded 1995 costs as a result of increased volume offset by reduced cost per kwh due to the increased availability of inexpensive hydro electric power from the northwest.

                                         1997          1996        1995
                                       --------      --------    --------
FUEL FOR POWER GENERATION             $  100,861   $ 102,601   $   84,878
    Increase (decrease)                  ($1,740)  $  17,723
    Percentage Increase (decrease)          (1.7)%      20.9%

    Power Generated (MWH)              4,859,203    4,668,598   4,195,433
    Increase                             190,605      473,165
    Percentage Increase                      4.1%        11.3%

    Average Cost of Generation Fuel   $    20.76   $    21.98  $    20.23

          The cost of fuel for generation decreased slightly in 1997. This resulted from a reduction in the cost of fuel due to the Company's purchase of lower-cost spot coal and the operation of Pinon using natural gas. These decreases were partially offset by the requirement to increase generation to meet continued growth. The increase in cost in 1996 is primarily attributable to an increase in the cost of natural gas as well as an increase in the total generation necessary to meet growth.

                                      1997          1996        1995
                                    --------      --------     --------
GAS PURCHASED FOR RESALE         $    38,127   $    33,899  $    35,864
    Increase (decrease)          $     4,228       ($1,965)
    Percentage Increase
     (decrease)                         12.5%         (5.5)%

    Decatherms Purchased          14,194,641    13,031,000   10,955,666
    Increase                       1,163,641     2,075,334
    Percentage Increase                  8.9%         18.9%

    Average Cost                 $      2.68   $      2.61  $      3.27

          The cost of gas purchased increased in 1997, consistent with the customer growth in the segment. For 1996, while the Company increased total volume of natural gas purchased, the unit cost of acquiring the gas decreased.

                                            1997      1996      1995
                                          -------   --------  --------
DEFERRAL OF ENERGY COSTS                     $8     ($1,736)   $9,597

     Deferred energy accounting has been eliminated in Nevada with the exception of costs associated with liquid propane gas. All changes in purchased gas, fuel and purchased power are now reflected in current earnings. The 1996 income represents the write-off of the over collected balance at the time of the elimination.

                                             1997       1996        1995
                                           --------   --------    --------
OPERATING EXPENSE                          $120,600   $121,798    $117,619
        Increase (decrease)                ($1,198)   $  4,179
        Percentage Increase (decrease)       (1.0%)        3.6%

     Operating expense for 1997 decreased primarily as a result of merger-related retirement and severance costs incurred in 1996 but not in 1997. These effects were offset by expenses incurred by the Pinon subsidiaries, an accrual for delays in construction of Pinon, increased fuel buyouts and flood related costs.

     1996 operating expenses were up slightly from 1995, excluding the costs of a coal contract buyout of $4 million. 1996 increases in wages and additional water treatment expenses were offset by staff reductions.

                                   1997       1996      1995
                                 -------    -------    ------
MAINTENANCE EXPENSE              $23,387    $20,672    $18,391
        Increase                 $ 2,715    $ 2,281
        Percentage Increase         13.1%      12.4%

          Maintenance expense for 1997 increased primarily as a result of costs incurred for the repair and replacement of facilities damaged during a flood which occurred in January 1997, and for the cost of more extensive plant outages than occurred in 1996.

          1996 maintenance expense increased primarily due to maintenance on the Valmy Power Plant boiler, transmission stations and overhead lines.

                                     1997       1996      1995
                                   -------    -------    -------
DEPRECIATION AND AMORTIZATION      $64,117    $58,118    $55,065
        Increase                   $ 5,999    $ 3,053
        Percentage Increase           10.3%       5.5%

          Depreciation increased in 1997 primarily as a result of new facilities being placed in service. The Chalk Bluff water treatment plant and the Pinon Pine power island were in service in 1997. In addition, the combustion turbines at Clark Mountain received authorization to be utilized for more hours of generation as opposed to peaking units. This reduced the estimated service lives of the units and increased depreciation expense. Continued normal additions to the utility plant contributed to the 1996 increase.


                                         1997      1996      1995
                                       -------    ------    ------
ALLOWANCE FOR OTHER FUNDS USED         $ 5,723    $5,231    $1,245
    DURING CONSTRUCTION
ALLOWANCE FOR BORROWED FUNDS USED
     DURING CONSTRUCTION               $ 4,785    $3,924    $3,412
     Total                             $10,508    $9,155    $4,657
     Increase                          $ 1,353    $4,498
     Percentage Increase                  14.7%     96.6%

     Allowance for funds used during construction (AFUDC) in 1997 exceeds the 1996 level primarily as a result of the Alturas Intertie project. In 1996, the increase was the result of the AFUDC rate being higher than in 1995, combined with higher construction work in process balances for the Alturas Intertie project, the Chalk Bluff water treatment plant and Pinon.

                                         1997      1996      1995
                                       -------   -------   -------
INCOME TAXES                           $40,387   $36,241   $37,370
    Increase (decrease)                $ 4,146   ($1,129)
    Percentage Increase (decrease)        11.4%    (3.0%)

          Operating income taxes increased in 1997 as a result of improved pre-tax income. In 1996, operating income taxes declined due to the deductibility of merger expenses following the termination of the merger. See Footnote 9 for a detailed analysis of income taxes.

                                         1997       1996     1995
                                       -------   -------   -------
TAXES - OTHER THAN INCOME              $19,269    $18,851   $17,725
   Increase                            $   418    $ 1,126
   Percentage Increase                     2.2%       6.4%

          Increases in property, franchise and other taxes are consistent with increases in revenues and utility plant.

                                         1997      1996      1995
                                       -------   -------   -------
OTHER INCOME (EXPENSE) - NET            $   810  $   867   ($3,378)
   Increase (decrease)                     ($57) $ 4,245

     For 1997, other income (expense) did not change significantly.

     For 1996, other income (expense) - net, was significantly higher than 1995. The 1995 amounts include, among other items, non-recurring expense adjustments for transition interest and the customer shared savings program, a change in tax regulations related to the water department trust fund, lower carrying charge income, and a potential overcharge related to facilities.

                                         1997      1996      1995
                                       -------   -------   -------
INTEREST ON LONG-TERM DEBT            $39,609    $37,051    $35,326
   Increase                           $ 2,558    $ 1,725
   Percentage Increase                    6.9%       4.9%

     Interest on long term debt increased, reflecting the effect of interest on debt issued during 1996 for the full year.


                                         1997     1996      1995
                                       -------   -------   -------
OTHER INTEREST CHARGES                  $4,583   $4,579    $1,781
    Change                              $    4   $2,798

          Other interest charges increased in 1996 due primarily to the absence of a 1995 adjustment which related to the removal of interest accruals associated with an IRS audit.

                                         1997      1996      1995
                                       -------   -------   -------
DIVIDENDS ON TRUST ORIGINATED PREFERRED
SECURITIES                              $4,171    $1,749    $   0


     Due to the issuance in the third quarter of 1996 of 8.6% trust originated preferred securities by the Company's subsidiary, Sierra Pacific Power Capital I, preferred dividends on mandatorily redeemable preferred securities increased in 1997.

                                        1997      1996      1995
                                       -------   -------   -------
PREFERRED DIVIDEND REQUIREMENTS        $5,459    $ 6,300   $7,374
    (Decrease)                          ($841)   ($1,074)

     Preferred dividend requirements decreased due to the redemption of Series G preferred stock in June 1996.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

     The table below provides cash construction expenditures and net internally generated cash for 1995 through 1997 (dollars in thousands):

                                             1997       1996       1995      TOTAL
                                           --------   --------   --------   --------
CASH CONSTRUCTION EXPENDITURES             $110,878   $179,101   $133,088   $428,321
                                           ========   ========   ========   ========
Net cash flow from operating activities     145,455    110,666    153,935    410,056
Less cash dividends paid                     75,459     69,559     61,420    206,438
                                           --------   --------   --------   --------
Net internally generated cash              $ 69,996   $ 41,107   $ 92,515   $203,618
                                           ========   ========   ========   ========
Internally generated cash as a
 percentage of cash construction
 expenditures                                    63%        23%        70%        48%

     The Company's estimated construction expenditures for 1998 through 2002 are $571 million. The Company estimates that 45% of its 1998 cash expenditures of $144 million will be provided by internally generated funds, with the remainder being provided by the issuance of long-term and short-term debt.

     The Company has established a $150 million revolving credit facility to finance the construction of the Alturas Intertie. The Company estimates it will utilize approximately $125 million of the facility. During 1998, the Company anticipates receiving $20 million of common equity contribution from Sierra Pacific Resources. The anticipated level of internally generated cash utilized for construction of 45% anticipates that the Company will pay all of its net income in dividends to Sierra Pacific Resources.

CAPITAL STRUCTURE
-----------------

     As of December 31, 1997, the Company had a total of $100 million in credit facilities supporting its commercial paper program. At December 31, 1997, the Company had $75 million of short-term borrowings outstanding, all of which were in commercial paper. The Company's commercial paper is rated P2, A2 by Moody's and Standard & Poor's, respectively.

     As of January 29, 1998, the Company revised its credit facilities resulting in a $150 million credit facility for the Alturas project, and a $50 million revolving credit facility.

     The Company's actual capital structure at December 31, 1997, 1996 and 1995 was as follows (dollars in thousands):

                                   1997                    1996                1995
                                   ----                    ----                ----
Short-Term Debt (1)         $ 75,454      (6%)    $   53,434     (4%)    $   63,208     (5%)
Long-Term Debt               606,889     (42%)       607,287    (44%)       533,524    (43%)
Preferred Stock              121,615      (8%)       121,615     (9%)        86,715     (7%)
Common Equity                639,556     (44%)       606,896    (43%)       567,383    (45%)
                            --------     ---      ----------   ----      ----------   ----
                            1443,514    (100%)    $1,389,232   (100%)    $1,250,830   (100%)
                            ========    ====      ==========   ====      ==========   ====

     (1)  Including current maturities of long-term debt and preferred stock.

     The indenture under which the Company's first mortgage bonds are issued prescribes certain coverage ratios that must be met before additional bonds may be issued. At December 31, 1997, these coverage provisions would allow for the issuance of approximately $438.6 million in additional first mortgage bonds at an assumed interest rate of 8%. The indenture also limits the amount of first mortgage bonds which the Company may issue to 60 percent of unfunded property plus the amount of any previously issued bonds which have since been retired. Based on certifications to the trustee as of December 31, 1997, these indenture provisions would have allowed for the issuance of approximately $438 million in additional first mortgage bonds. The company's long-term debt is rated A3, A-by Moody's and Standard & Poor's, respectively. The Company's pre-tax interest coverages for 1997, 1996 and 1995 were 3.60, 3.50 and 3.78, respectively.

     In December 1996, the Company registered $35 million of collateralized debt
securities.   No securities  have been issued to date.

     On November 18, 1997 SPPC's board of directors declared a common dividend of $18.0 million, payable February 1, 1998, and a preferred dividend of $1.4 million payable March 1, 1998. On February 24, 1998 the SPPC board declared both a common dividend of $19.0 million and preferred dividends of $1.4 million, payable May 1, and June 1, 1998, respectively.

NEVADA MATTERS
--------------

     The Nevada Legislature passed Assembly Bill 366 during the 1997 legislative session. This law provides for restructuring the electric utility industry in Nevada. The PUCN is currently holding hearings and workshops necessary to comply with and implement the law. SPPC expects the PUCN to reach final decisions on implementing the natural gas and electric provisions of AB 366 by the end of 1998. Compliance filings are expected to be due during the first quarter of 1999.

     On October 21, 1997, the PUCN issued an order instituting investigation which provided a guide of how it intended to address the various aspects of electric restructuring. As a result of the PUCN order, hearings are expected to identify and unbundle services; designate services as non-competitive, competitive or potentially competitive; determine price and non-price terms and conditions; establish licensing requirements; set up and define affiliate requirements; address stranded cost and market power issues; develop standards related to consumer protection; and identify the provider of last resort and develop compliance plans.

     The Company is committed to purchase certain power from Qualifying Facilities (QF's) which is priced higher than its other supply sources. However, Nevada law integrates the requirement to include power generated from renewable sources. These QF contracts are priced favorably compared to other renewable sources.

     The Company has been actively participating in all hearings and workshops related to electric and gas restructuring. At this time, it is too early to predict how the outcome of the process will impact the Company.

CALIFORNIA MATTERS
------------------

     On September 24, 1996, the Governor of California signed into law a bill restructuring California's electric services industry and reforming regulation. That bill provided for the restructuring of the electric industry beginning January 1, 1998. The law included creation of an Independent System Operator
(ISO) to efficiently operate the State's transmission system and ensure comparable access for power suppliers. It also created a Power Exchange (PX) to function as a spot market for electricity. Over time, the law will provide customers direct access to alternative suppliers. Utility provisions of performance-based ratemaking will be applied to remaining regulated distribution services. Stranded costs will be recovered through a separate competitive transition charge on customers' bills.

     On May 6, 1997, the California Public Utilities Commission (CPUC) issued an order implementing portions of the California restructuring bill signed into law in September 1996. Beginning on March 31, 1998, all investor-owned utilities, including Sierra, must offer all customers direct access. Under the order, customers may choose to continue to take service from their incumbent utility at tariffed rates, purchase energy from marketers or contract directly with a generator.

     On June 27, 1997, the Company filed with the CPUC its transition plan which addresses the Company's cost recovery and rate unbundling proposal during the transition period (1998-2001) and contains a description of its transmission system and constraints. On October 1, 1997, the Company filed supplemental testimony to its plan which distinguished its position from that of Pacific Gas and Electric, Southern California Edison and San Diego Gas and Electric (Major Utilities). On December 16, 1997 the CPUC issued a decision on SPPC's transition plan which requires the Company to comply with all of the provisions that apply to the Major Utilities, including a 10% rate reduction for residential and small commercial customers. The Company implemented the rate reduction on January 1, 1998. On January 15, 1998 the Company filed a petition for rehearing on several issues contained in the transition plan decision including the recovery method of the rate reduction.

     On July 1, 1997, the Company filed a direct access implementation (DAI) plan with the CPUC which describes procedures used to offer energy to its direct access customers. The plan is modeled after one developed by the Major Utilities. The plan provides a framework for: the direct access service election process; access to customer information; billing; credit and collections; metering; load profiling; customer service; procedures for aggregation and transmission service. On October 30, 1997, the CPUC issued a decision on DAI plans which approved common tariffs for the Major Utilities. The order also directed the Company to implement its July 1, 1997 DAI filing in the interim until the Company receives approval of tariffs filed in compliance with its transition decision as well as the DAI decision.

     The Company's customer education program (CEP) and budget were approved on August 1, 1997. A separate CEP was requested on May 30, 1997 because of differences between the Major Utilities and the Company's implementation of direct access.

     The Company is still reviewing the compliance requirements associated with this law. At this time, management cannot fully predict how these requirements will impact the Company's electric business in California which represents approximately 6.3% of the Company's kwh retail sales.

FERC MATTERS
------------

     On April 24, 1996, the FERC issued its final rules concerning transmission open access and stranded cost recovery. These were finalized in FERC Orders 888-A and 889. The rules require that public utilities that own and/or control transmission facilities must file tariffs that allow third parties to utilize the transmission facilities on a comparable basis to use by the transmission owners. The transmission provider must provide tariffs that allow third parties to purchase point-to-point transmission service or service that has multiple points of receipt and delivery, much the same as network service. The Orders also require that the transmission provider "unbundle" the transmission rates into a transmission-only rate plus ancillary services for generation and scheduling activities performed by the provider. The purchase of the ancillary services by the customer from the transmission provider is largely optional.

     The Company filed its initial tariffs for open access transmission service by July 9, 1996 as required by FERC Order 888-A. This filing was resolved by a settlement accepted by the Commission on May 28, 1997. On January 3, 1997, the Company's open access online information system (OASIS) became operational in accordance with FERC requirements and can be found on the Internet (http://www.swoasis. com). On July 10, 1997, the Company filed revisions to its open access tariff in compliance with FERC Order 888-A.

     In July 1997, the Company made filings relating to (1) open access transmission; (2) an unexecuted network service agreement with Truckee Donner Public Utility District (TDPUD) (Docket No. ER97-3593-000); and (3) revisions to the open access tariff clarifying how the Company's limited import capacity should be allocated among network transmission customers. In September, 1997 the Company filed a form of service agreement placing itself under its own open access tariff for non-firm and short-term firm point-to-point transmission service and for network integration transmission service. This latter filing was made in compliance with the FERC's omnibus order dated September 2, 1997.

     On October 31, 1997, the FERC issued an order in the above referenced docket (No. ER97-3593-000). That order rejected the proposed tariff revisions without prejudice, requiring that limited transmission capacity be allocated on a first in time basis rather than on a pro-rata share basis as proposed by the Company. The two service agreement dockets were set for hearing on two factual issues: (1) is the Company's transmission system limited to 360 MW of import capacity; and (2) do all of the resources claimed by the Company qualify as network resources? The Company expects these issues to be resolved in 1998.

     On October 2, 1997, the Company filed proposed revisions to its open access tariff to accommodate unbundled retail access transmission service associated with state direct retail access programs. On December 22, 1997, the FERC issued an order modifying, suspending, and setting for hearing these revisions. This docket should also be resolved in 1998.

YEAR 2000 ISSUES
-----------------

     SPPC formed a Year 2000 project team in 1996 to address the Year 2000 issue on all of the Company's business systems. Work has already been completed on several major computer applications and SPPC expects to have all systems fully compliant prior to 2000. The team is also examining all microprocessors that govern the functions of equipment located throughout the service area. This includes the electric transmission and distribution facilities, as well as electric substations, power plants, water treatment facilities and natural gas regulating stations.

     SPPC estimates that the total cost of remediating the Year 2000 issues on its business systems will be approximately $2.8 million, of which $1.4 million has been already incurred. SPPC also has plans in place to address the impact on its embedded systems. However, the cost of that effort has not yet been estimated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                      Page
                                                                                     ------

Reports of Independent Accountants................................................   39, 40

Financial Statements:

      Consolidated Balance Sheets as of December 31, 1997 and 1996................       41
      Consolidated Statements of Income for the Years Ended December 31,
       1997, 1996 and 1995........................................................       42
      Consolidated Statements of Common Shareholder's Equity for the
      Years Ended December 31, 1997, 1996 and 1995................................       43
      Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1997, 1996 and 1995...........................................       44
      Consolidated Statements of Capitalization as of December 31, 1997
       and 1996...................................................................       45

Notes to Consolidated Financial Statements........................................    46-64

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sierra Pacific Power Company
Reno, Nevada

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Sierra Pacific Power Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common shareholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the year ended December 31, 1995 were audited by other auditors whose report, dated February 16, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, such 1997 and 1996 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Reno, Nevada
January 30, 1998

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, or a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



COOPERS & LYBRAND L.L.P.

San Francisco, California
                               February 16, 1996

                          SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                  December 31,
             ASSETS                            1997          1996
             ------                            ----          ----
Utility Plant, at Original Cost:
 Plant in service                            $2,063,269   $1,984,781
  Less accumulated provision for
   depreciation                                 664,490      606,406
                                             ----------   ----------
                                              1,398,779    1,378,375
 Construction work in progress                  202,036      165,939
                                             ----------   ----------
                                              1,600,815    1,544,314
                                             ----------   ----------

Other Investments                                26,791       21,290
                                             ----------   ----------

Current Assets:
 Cash and cash equivalents                        6,920          890
 Accounts receivable less provision for
  Uncollectible accounts: 1997 -
  $1,704; 1996 - $2,196                         104,926       94,782
 Materials, supplies and fuel, at
  average cost                                   25,255       27,586
 Other                                            2,572        3,948
                                             ----------   ----------
                                                139,673      127,206
                                             ----------   ----------
Deferred Charges:
 Regulatory tax asset                            66,563       67,667
 Other regulatory assets                         63,476       67,319
 Other                                           14,924       14,832
                                             ----------   ----------
                                                144,963      149,818
                                             ----------   ----------
                                             $1,912,242   $1,842,628
                                             ==========   ==========
       CAPITALIZATION AND LIABILITIES
       ------------------------------
Capitalization:
 Common shareholder's equity                 $  639,556   $  606,896
 Preferred stock                                 73,115       73,115
 Preferred stock subject to mandatory
  redemption:
 Company-obligated Mandatorily
  Redeemable Preferred Securities of
  the Company's Subsidiary Trust,
  Sierra Pacific Power Capital I,
  holding solely $50 million
  principal amount of 8.6% Junior
  Subordinated Debentures of the
  Company, due 2036                              48,500       48,500
 Long-term debt                                 606,889      607,287
                                             ----------   ----------
                                              1,368,060    1,335,798
                                             ----------   ----------
Current Liabilities:
 Short-term borrowings                           75,000       38,000
 Current maturities of long-term debt
  and redeemable preferred stock                    454       15,434
 Accounts payable                                63,088       53,998
 Accrued interest                                 6,394        6,178
 Dividends declared                              19,365       17,365
 Accrued salaries and benefits                   14,978       11,300
 Other current liabilities                       19,209       21,560
                                             ----------   ----------
                                                198,488      163,835
                                             ----------   ----------
Deferred Credits:
 Accumulated deferred federal income
  taxes                                         162,627      162,438
 Accumulated deferred investment tax
  credits                                        39,873       41,835
 Regulatory tax liability                        40,767       42,870
 Accrued retirement benefits                     37,456       28,624
 Customer advances for construction              38,478       39,429
 Other                                           26,493       27,799
                                             ----------   ----------
                                                345,694      342,995
                                             ----------   ----------
 Commitments and Contingencies (Notes 5
  and 16)                                    $1,912,242   $1,842,628
                                             ==========   ==========
The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                       Year Ended December 31,


                                  1997           1996        1995
                                ---------      ---------   ---------

Operating Revenues:
 Electric                       $540,346       $507,004    $491,419
 Gas                              70,675         67,376      62,572
 Water                            46,519         45,344      43,793
                                --------       --------    --------
                                 657,540        619,724     597,784
                                --------       --------    --------
Operating Expenses:
 Operation:
  Purchased power                130,612        122,272     119,464
  Fuel for power generation      100,861        102,601      84,878
  Gas purchased for resale        38,127         33,899      35,864
  Deferral of energy costs-net         8         (1,736)      9,597

  Other                          120,600        121,798     117,619
 Maintenance                      23,387         20,672      18,391
 Depreciation and Amortization    64,117         58,118      55,065
 Taxes:
  Income taxes                    40,387         36,241      37,370
  Other than income               19,269         18,851      17,725
                                --------       --------    --------
                                 537,368        512,716     495,973
                                --------       --------    --------
Operating Income                 120,172        107,008     101,811
                                --------       --------    --------

Other Income:
 Allowance for other funds
  used during  construction        5,723          5,231       1,245
 Other (expense)income-net           810            867      (3,378)
                                --------       --------    --------
                                   6,533          6,098      (2,133)
                                --------       --------    --------
   Total Income Before
    Interest Charges             126,705        113,106      99,678
                                --------       --------    --------

Interest Charges:
 Long-term debt                   39,609         37,051      35,326
 Other                             4,583          4,579       1,781
 Allowance for borrowed
 funds used during
 construction and
 Capitalized Interest             (4,785)        (3,924)     (3,412)
                                --------       --------    --------
                                  39,407         37,706      33,695
                                --------       --------    --------

Income Before Mandatorily
 Redeemable Preferred
 Securities                       87,298         75,400      65,983
Preferred Dividend
 Requirements of
 Company-Obligated
 Mandatorily Redeemable
 Preferred Securities             (4,171)        (1,749)          -
                                --------       --------    --------
 Income Before Preferred          83,127         73,651      65,983
  Dividends
   Preferred Dividend
    Requirements                  (5,459)        (6,300)     (7,374)
                                --------       --------    --------
Income Applicable to Common
 Stock                          $ 77,668       $ 67,351    $ 58,609
                                ========       ========    ========

The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)




                                                  Year ended December 31,
                                          1997          1996            1995
                                          ----          ----            ----

Common Stock
------------
Balance at Beginning of Year
  and End of Year                        $      4     $      4    $      4

Other Paid-In Capital
---------------------

Balance at Beginning of Year              518,434      482,434     447,106
Additional investment
  by parent company                        27,000       36,000      35,328
                                         --------     --------    --------
Balance at End of Year                    545,434      518,434     482,434
                                         --------     --------    --------
Retained Earnings
-----------------

Balance at Beginning of Year               88,458       84,945      84,167
Income before preferred dividends          83,127       73,651      65,983
Preferred stock dividends declared         (5,459)      (5,879)     (9,205)
Common stock dividends declared           (72,000)     (64,000)    (56,000)
Cost of issuing common stock
  (reimbursement to parent company)            (8)        (259)          -
                                         --------     --------    --------
Balance at End of Year                     94,118       88,458      84,945
                                         --------     --------    --------
Total Common Shareholder's
  Equity at End of Year                  $639,556     $606,896    $567,383
                                         ========     ========    ========

The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              Year Ended December 31,
                                                          1997          1996         1995
                                                          ----          ----         ----
Cash Flows From Operating Activities:
------------------------------------
 Income before preferred dividends                       $  83,127    $  73,651    $  65,983
Non-Cash items included in income:
  Depreciation and amortization                             64,117       58,118       55,065
  Deferred taxes and investment tax credits                 (2,772)       1,233       (2,699)
  AFUDC and capitalized interest                           (10,508)      (9,155)      (4,657)
  Deferred energy costs                                          8       (1,736)       9,597
  Early Retirement and severance amortization                4,551        7,877        2,127
  Merger Costs                                                 (50)       1,909       11,612
  Other non-cash                                            (2,109)       2,803        2,719
Changes in certain assets and liabilities:
  Accounts receivable                                      (10,144)      (3,520)     (15,965)
  Materials, supplies and fuel                               2,331        2,869          935
  Other current assets                                       1,376       (1,602)         820
  Accounts payable                                           9,090      (36,817)      41,260
  Other current liabilities                                  1,543       12,475       (5,814)
  Other - net                                                4,895        2,561       (7,048)
                                                         ---------    ---------    ---------
Net Cash Flows From Operating Activities                   145,455      110,666      153,935
                                                         ---------    ---------    ---------

Cash Flows Used in Investing Activities:
----------------------------------------
 Additions to utility plant                               (147,801)    (203,109)    (144,197)
 Non-cash charges to utility plant                          11,553        9,475        5,059
 Customer refunds for construction                            (951)        (739)        (571)
 Contributions in aid of construction                       26,321       15,272        6,621
                                                         ---------    ---------     --------
  Net cash used for utility plant                         (110,878)    (179,101)    (133,088)
  Disposal of (investment in) subsidiaries and
   other non-utility property-net                           (5,254)         681      (16,950)
                                                         ---------    ---------    ---------
Net Cash Used in Investing Activities                     (116,132)    (178,420)    (150,038)
                                                         ---------    ---------    ---------

Cash Flows From (Used in) Financing Activities:
-----------------------------------------------
 Increase (Decrease) in short-term borrowings               40,583      (16,059)      12,635
 Proceeds from issuance of long-term debt                        -       80,041            -
 Retirement of long-term debt                              (15,417)        (427)     (10,383)
 Decrease in funds held in trust                                 -        9,175       23,058
 Retirement of preferred stock                                   -      (20,400)      (6,800)
 Proceeds from Company-obligated Mandatorily Redeemable          -       48,500            -
  Preferred Securities
 Additional investment by parent company                    27,000       36,000       35,329
 Expenses of external financing                                  -            -          (59)
 Dividends paid                                            (75,459)     (69,559)     (61,420)
                                                         ---------    ---------    ---------
Net Cash (Used in) From Financing Activities               (23,293)      67,271       (7,640)
                                                         ---------    ---------    ---------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                            6,030         (483)      (3,743)
Beginning Balance in Cash and Cash Equivalents                 890        1,373        5,116
                                                         ---------    ---------    ---------
Ending Balance in Cash and Cash Equivalents              $   6,920    $     890    $   1,373
                                                         =========    =========    =========
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
 Cash Paid During Year For:
  Interest                                               $  46,824    $  41,256    $  37,706
  Income taxes                                           $  41,656    $  39,993    $  40,177

The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (DOLLARS IN THOUSANDS)

                                                       December 31,
                                                    1997          1996
                                                 ----------    ----------
Common Shareholder's Equity:
----------------------------
 Common stock, $3.75 par value,
  1,000 shares authorized, issued and
   outstanding                                   $        4    $        4
 Other paid-in capital                              545,434       518,434
 Retained earnings                                   94,118        88,458
                                                 ----------    ----------
      Total Common Shareholder's Equity             639,556       606,896
                                                 ----------    ----------

Cumulative Preferred Stock:
---------------------------
 Not subject to mandatory redemption:
    $50 par value:
     Series A; $2.44 dividend                         4,025         4,025
     Series B; $2.36 dividend                         4,100         4,100
     Series C; $3.90 dividend                        14,990        14,990
    $25 stated value:
     Class A Series 1; $1.95 dividend                50,000        50,000
                                                 ----------    ----------
      Total Preferred Stock                          73,115        73,115

 Company-obligated Mandatorily
  Redeemable Preferred
     Securities of the Company's
      Subsidiary Trust,
     Sierra Pacific Power Capital I,
      holding solely
     $50 million principal amount of
      8.60% Junior
     Subordinated Debentures of the
      Company, due 2036                              48,500        48,500
                                                 ----------    ----------
  Total preferred stock                             121,615       121,615
                                                 ----------    ----------

Long-Term Debt:
---------------
 First Mortgage Bonds:
   Unamortized bond premium and
    discount, net                                     (867)         (906)
 Debt Secured by First Mortgage Bonds:
   2.00% Series Z due 2004                              114           135
   2.00% Series O due 2011                            1,618         1,736
   6.35% Series FF due 2012                           1,000         1,000
   6.55% Series AA due 2013                          39,500        39,500
   6.30% Series DD due 2014                          45,000        45,000
   6.65% Series HH due 2017                          75,000        75,000
   6.65% Series BB due 2017                          17,500        17,500
   6.55% Series GG due 2020                          20,000        20,000
   6.30% Series EE due 2022                          10,250        10,250
   6.95% to 8.65% Series A MTN due 2022             115,000       115,000
   7.10% and 7.14% Series B MTN due 2023             58,000        58,000
   6.83% and 6.86% Series C MTN due 1999             30,000        30,000
   6.62% to 6.83% Series C MTN due 2006              50,000        50,000
   5.90% Series JJ due 2023                           9,800         9,800
   5.90% Series KK due 2023                          30,000        30,000
   5.00% Series Y due 2024                            3,275         3,335
   6.70% Series II due 2032                          21,200        21,200
                                                 ----------    ----------
      Subtotal, excluding current
       portion                                      527,257       527,456
Rate Note:
   Water Facilities Note: maturing 2020              80,000        80,000
 Other, excluding current portion                       499           737
                                                 ----------    ----------
      Total Long-Term Debt                          606,889       607,287
                                                 ----------    ----------

 TOTAL CAPITALIZATION                            $1,368,060    $1,335,798
                                                 ==========    ==========
The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies for utility operations are as follows:

GENERAL
-------

          Sierra Pacific Power Company (SPPC), a wholly owned subsidiary of Sierra Pacific Resources (SPR), is a regulated public utility engaged principally in the generation, purchase, transmission, distribution, and sale of electric energy. It provides electricity to approximately 287,000 customers in a 50,000 square mile area including Reno, west, central, and northeastern Nevada, and including the cities of Reno, Sparks, Carson City and Elko, and portions of eastern California. SPPC also provides water and gas service in the cities of Reno and Sparks, Nevada, and environs. In 1995, SPPC formed two subsidiaries for the specific purpose of forming a partnership with a subsidiary of General Electric Capital Corporation (GECC) to participate in the construction and operation of the Pinon Pine gasifier facility. These subsidiaries are Pinon Pine Corporation and Pinon Pine Investment Company. They are consolidated into the financial statements of SPPC, with all significant intercompany transactions eliminated. On July 29, 1996, SPPC formed a wholly owned subsidiary, Sierra Pacific Power Capital I (Trust), for the purpose of completing a public offering of trust originated preferred securities. Refer to
Note 4 of the Company's consolidated financial statements for the securities issuance and Note 3 for the Pinon Pine Power Project.

          SPPC maintains its accounts for electric and gas operations in accordance with the uniform system of accounts prescribed by the Federal Energy Regulatory Commission (FERC) and for water operations in accordance with the uniform system of accounts prescribed by the National Association of Regulatory Utility Commissioners.

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities. These estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Certain reclassifications have been made for comparative purposes but have not affected previously reported net income or common shareholders' equity.

SPPC UTILITY PLANT
------------------

          In addition to direct labor and material costs, SPPC also charges to the construction of utility plant: the cost of time spent by administrative employees in planning and directing construction work; property taxes; employee benefits (including such costs as pensions, postretirement and postemployment benefits, vacations and payroll taxes); and an allowance for funds used during construction.

          The original cost of plant retired or otherwise disposed of and the cost of removal less salvage are generally charged to the accumulated provision for depreciation. The cost of current repairs and minor replacements is charged to expense when incurred. The cost of renewals and betterments is capitalized.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION AND CAPITALIZED INTEREST
---------------------------------------------------------------------

          SPPC capitalizes, as part of construction costs on utility plant, an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and a reasonable return on other funds used for construction purposes in accordance with rules prescribed by the FERC and the PUCN. AFUDC is capitalized in the same manner as construction labor and material costs, with an offsetting credit to "other income" for the portion representing other funds and as a reduction of interest charges for the portion representing borrowed funds. Recognition of this item as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the utility to earn a fair return on, and recover all capital costs in rates charged for utility services. This is accomplished by including such costs in rate base and in the provision for depreciation.

          The AFUDC rates used during 1997, 1996 and 1995 were 8.30%, 8.91% and 8.16%, respectively. As specified by the PUCN, certain projects were assigned a lower AFUDC rate due to specific low-interest-rate financings directly associated with those projects.

DEPRECIATION
------------

          Depreciation is calculated using the straight-line composite method over the estimated remaining service lives of the related properties. The provision, as authorized by the PUCN, for 1997, 1996 and 1995, stated as a percentage of the original cost of depreciable property, was 3.16%, 3.18% and 3.16%, respectively.

CASH AND CASH EQUIVALENTS
-------------------------

          Cash is comprised of cash on hand and working funds. Cash equivalents consist of high quality investments in commercial paper of other corporations with original maturities of three months or less.

          SPPC engages in short-term investment activity whenever it is deemed beneficial. As of December 31, 1997 SPPC's investment in commercial paper was $4.7 million. SPPC had no commercial paper investments as of December 31, 1996.

REGULATORY ACCOUNTING AND OTHER REGULATORY ASSETS
-------------------------------------------------

          SPPC's rates are currently subject to the approval of the PUCN and are designed to recover the cost of providing generation, transmission and distribution services. As a result, SPPC qualifies for the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement recognizes that the rate actions of a regulator can provide reasonable assurance of the existence of an asset and requires the capitalization of incurred costs that would otherwise be charged to expense where it is probable that future revenue will be provided to recover these costs. SFAS No. 101, "Regulated Enterprises-Accounting for the

Discontinuation of Application of FASB Statement No. 71" requires that an enterprise whose operations cease to meet the qualifying criteria of SFAS 71 should discontinue the application of that statement by eliminating the effects of any actions of regulators that had been previously recognized.

          In 1997, the Emerging Issues Task Force (EITF) released Issue 97-4.
In doing so, it reached a consensus that a utility subject to a deregulation plan for its generation business should stop applying SFAS No. 71 to the generating portion of its business no later than the date when a plan with sufficient detail of the effect of the plan is known. EITF 97-4 also reached a consensus that regulatory assets and liability that originated in a portion of the business which is discontinuing its application of SFAS No. 71 should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them will be derived. The result of the consensus is that there is no elimination of regulatory assets which the deregulatory legislation or rate order specifies collection of, if they are recoverable through a portion of the business which remains subject to SFAS No. 71.

          In conformity with SFAS No. 71, the accounting for the utility business conforms with generally accepted accounting principles as applied to regulated public utilities and as prescribed by agencies and the commissions of the various locations in which the utility businesses operate.

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

DESCRIPTION                                  1997       1996     AMORTIZATION PERIODS
-----------                                --------   --------   --------------------

Early Retirement and Severance Offers       $24,644    $29,195   Various through 2005
Loss on Reacquired Debt                      18,354     19,113   Various through 2023
Plant Assets                                  8,869      9,888   Various through 2031
Conservation and Demand Side Programs         6,146      6,805   Various through 2006
Other Costs                                   5,463      2,318   Various
                                            -------    -------
Total                                       $63,476    $67,319
                                            =======    =======

          Currently, the electric utility industry is predominately regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced, and utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on SPPC's future financial position and results of operations.

DEFERRAL OF ENERGY COSTS
------------------------

          SPPC has suspended deferred energy accounting in its Nevada (except for the cost of liquid propane gas) and California jurisdictions. Prior to May 1995 (Nevada) and June 1996 (California), SPPC employed deferred energy accounting procedures in its electric and gas operations, as provided by statutes. The intent of these procedures was to capture fluctuations in the cost of purchased gas, fuel and purchased power. Deferred energy accounting required SPPC to record the difference between actual fuel expense and fuel revenues as deferred energy costs. Refer to Note 2 of SPPC's consolidated financial statements.

FEDERAL INCOME TAXES AND INVESTMENT TAX CREDITS
-----------------------------------------------

          SPR and its subsidiaries file a consolidated federal income tax return. Current income taxes are allocated based on the parent and each subsidiary's respective taxable income or loss and investment tax credits as if each subsidiary filed a separate return. Deferred taxes are provided on timing differences at the statutory income tax rate in effect as of the most recent balance sheet date.

          For regulatory purposes, SPPC is authorized to provide for deferred taxes on the difference between straight-line and accelerated tax depreciation on post-1969 utility plant expansion property, deferred energy, and certain other differences between financial reporting and taxable income, including those added by the Tax Reform Act of 1986 (TRA). In 1981, SPPC began providing for deferred taxes on the benefits of using the Accelerated Cost Recovery System for all post-1980 property. In 1987 the TRA required SPPC to begin providing deferred taxes on the benefits derived from using the Modified Accelerated Cost Recovery System.

          Investment tax credits are no longer available to SPPC. The deferred investment tax credit balance is being amortized over the estimated service lives of the related properties.

REVENUES
--------

          SPPC accrues unbilled utility revenues earned from the dates customers were last billed to the end of the accounting period. These amounts are included in accounts receivable.

NOTE 2.   REGULATORY ACTIONS

NEVADA PROCEEDINGS
------------------

          A rate plan, approved by the PUCN in February 1997 included: a one-time refund of $13 million in electric rates, a $7 million rate reduction, a rate freeze for electric and natural gas rates through December 1999, and continued suspension of deferred energy accounting. In addition, the deferred energy and purchased gas filings were withdrawn. Water prices were not affected by the stipulated rate plan.

          The rate plan also provides for a 50/50 sharing between customers and shareholders of electric and gas utility earnings in excess of a 12 percent return on average equity. In lieu of refunds, SPPC has an opportunity, subject to certain conditions, to apply such excess to buying down or buying out of long-term fuel and purchased power contracts currently in place. The first earnings sharing filing will be made no later than April 30, 1998.

          In September 1997, SPPC filed an application to increase its water prices with the PUCN. Rate changes were requested primarily because of expenditures for the Chalk Bluff Water Treatment Plant, improvements to the Glendale Water Treatment Plant, as well as other improvements required by the federal Safe Drinking Water Act. The application was updated in

December to request a $13.7 million (or 30%) increase. Hearings began in January 1998, with rates expected to be effective in April 1998.

CALIFORNIA PROCEEDINGS
----------------------

          As a result of the termination of a merger, certain filings were made in SPPC's California jurisdiction. In a previous decision, which conditionally approved the merger, SPPC was required to file various rate applications for test year 1997 in the event the merger was not consummated by March 31, 1996.
In a second decision, the California Commission extended this deadline and suspended deferred energy accounting, which reduced SPPC's rates by $2.3 million effective June 1, 1996. With termination of the merger, another decision was issued which ordered a rate freeze through December 31, 2000 and continued the suspension of deferred energy accounting.

NOTE 3.   JOINTLY-OWNED FACILITIES

VALMY
-----

          SPPC and Idaho Power Company each own an undivided 50% interest in the Valmy generating station, with each company being responsible for financing its share of capital and operating costs. SPPC is the operator of the plant for both parties.

          SPPC's share of direct operation and maintenance expenses for Valmy is included in the accompanying consolidated statements of income.

          The following schedule reflects SPPC's 50% ownership interest in the jointly-owned electric utility plant at December 31, 1997 (dollars in thousands):

                             Electric     Accumulated    Construction
                    MW        Plant      Provision For     Work In
       Plant     Capacity   In Service   Depreciation      Progress
       -----     --------   ----------   -------------   ------------
      Valmy #1     129      $127,520         $49,642         $173
      Valmy #2     137      $153,917         $48,850         $592

PINON PINE
----------

          Pinon Pine Corp. and Pinon Pine Investment Co., subsidiaries of SPPC, own 25% and 75% respectively of a 38% interest in Pinon Pine Co., LLC (the LLC), with a subsidiary of General Electric Capital Corporation (GECC) owning the remaining 62%. The LLC was formed to take advantage of federal income tax credits available under IRC (S)29 from the production and sale of an alternative fuel (syngas) produced by the coal gasifier. These tax credits will expire on June 30, 1998. The entire project, which includes an LLC-owned gasifier and an SPPC-owned power island and post-gasification facilities to partially cool and clean the syngas, is referred to collectively as the Pinon Pine Power Project.

          SPPC has a funding agreement with the DOE. Under the agreement, the DOE will provide funding towards the construction of the project, and towards the operating and maintenance costs of the facility. The total DOE contribution is capped at $168 million, and through December 31, 1997, the DOE has funded $138.5 million (including O&M expenses).

Total capital costs for the Pinon Pine Power Project are now estimated to be $298.7 million. The LLC capital investment is capped at $46 million, DOE capital contributions are estimated at $131.8 million and SPPC capital investment is estimated at $120.9 million exclusive of it's share of the LLC investment.

          SPPC must satisfy certain performance requirements as part of the construction agreement with the LLC. The initial performance warranty required that the gasifier attain an average capacity factor of 30% during 1997, regardless of delays in the in-service date. Since the gasifier was not in service in 1997, the certain performance warranties required by the contract were not met. Consequently, SPPC has reserved $2.8 million as satisfaction of the performance obligation. If the average capacity factor falls below 70% for 1998, SPPC is required to pay to the LLC lost revenues as a result of the actual average capacity factor achieved compared to the 70% average capacity factor required by the contract. If contracted performance levels are not met during 1998, SPPC may be required to refinance GECC's investment in the LLC. Under the terms of the LLC agreements, GECC would be reimbursed for capital invested plus a return on capital. If the Company is required to buyout GECC, it is estimated that the total payment would be approximately $30 million.

NOTE 4.   PREFERRED STOCK

          All issues of preferred stock are superior to common stock with respect to dividend payments (which are cumulative) and liquidation rights. SPPC's Restated Articles of Incorporation, as amended on August 19, 1992, authorize an aggregate total of 11,780,500 shares of preferred stock at any given time.

          The following table indicates the number of shares outstanding and the dollar amount thereof at December 31 of each year. The difference between total shares authorized and the amount outstanding represents undesignated shares authorized but not issued.

                                                1997                    1996                   1995
                                             ---------               ---------              ---------
(dollars in thousands)                 Shares       Amount     Shares       Amount     Shares      Amount
                                      ---------    --------   ---------    --------   ---------    -------
Not Subject to
Mandatory Redemption:
    Series A                             80,500    $  4,025      80,500    $  4,025      80,500    $ 4,025
    Series B                             82,000       4,100      82,000       4,100      82,000      4,100
    Series C                            299,800      14,990     299,800      14,990     299,800     14,990
    Class A Series 1                  2,000,000      50,000   2,000,000      50,000   2,000,000     50,000
                                      ---------    --------   ---------    --------   ---------    -------
         Subtotal                     2,462,300      73,115   2,462,300      73,115   2,462,300     73,115
Subject to Mandatory
  Redemption:
    Series G                                  -           -           -           -     408,000     20,400
    Preferred Securities
     of Sierra Pacific Power          1,940,000      48,500   1,940,000      48,500           -          -
                                      ---------    --------   ---------    --------   ---------    -------
     Capital I

       Total                          4,402,300    $121,615   4,402,300    $121,615   2,870,300    $93,515
                                      =========    ========   =========    ========   =========    =======

     SPPC's Series G Preferred Stock was redeemable at any time at a redemption price of $50 plus accrued dividends. SPPC was required to redeem 136,000 shares at par value plus accrued dividends annually starting June 1, 1994. On June 3, 1996, SPPC redeemed the remaining 408,000 shares of Series G, 8.24% Preferred Stock, at par value, for $20.4 million using the proceeds from the following issuance of Preferred Securities.

     On July 29, 1996, Sierra Pacific Power Capital I (the Trust), a wholly-owned subsidiary of the Company, issued $48.5 million (1,940,000 shares) 8.60%
Trust Originated Preferred Securities (the preferred securities).   SPPC owns
all the common securities of the Trust, 60,000 shares totaling $1.5 million (common securities). The preferred securities and the common securities (the Trust Securities) represent undivided beneficial ownership interests in the assets of the Trust. The existence of the Trust is for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SPPC its 8.60% Junior Subordinated Debentures due July 30, 2036, in a principal amount of $50 million. The sole asset of the Trust is SPPC's Junior
Subordinated Debentures.   SPPC's obligations under the guarantee agreement
entered into in connection with the preferred securities, when taken together with the SPPC's obligation to make interest and other payments on the junior subordinated debentures issued to the Trust, and SPPC's obligations under its Indenture pursuant to which the junior subordinated debentures are issued and its obligations under the declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by SPPC of the Trust's obligations under the Preferred Securities. In addition to retiring the Series G Preferred Stock, proceeds were used to reduce short-term borrowings.

          The Preferred Securities of Sierra Pacific Power Capital I are redeemable only in conjunction with the redemption of the related 8.60% junior subordinated debentures. The junior subordinated debentures will mature on July 30, 2036, and may be redeemed, in whole or in part, at any time on or after July 30, 2001, or at any time in certain circumstances upon the occurrence of a tax event. A tax event occurs if an opinion has been received from tax counsel that there is more than an insubstantial risk that: the Trust is, or will be subject to federal income tax with respect to interest accrued or received on the junior subordinated debentures; the Trust is, or will be subject to more than a de minimis amount of other taxes, duties or other governmental charges; interest payable by SPPC to the Trust on the junior subordinated debentures is not, or will not be, deductible, in whole or in part for federal income tax purposes.

          Upon the redemption of the junior subordinated debentures, payment will simultaneously be applied to redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The preferred securities are redeemable at $25 per preferred security plus accrued dividends.

NOTE 5.   LONG-TERM DEBT

          Substantially all utility plant is subject to the lien of the SPPC indenture under which the first mortgage bonds are issued.

     A financing agreement in connection with SPPC's $80 million Water Facilities Bonds, maturing in 2020, requires SPCC to maintain a bank letter of
credit agreement.   On July 19, 1996, SPPC converted the interest rate on the
bonds to a daily rate which reduced the letter of credit, trustee fees, and administrative costs. The fees are included in long-term debt interest charges on the Consolidated Statement of Income.

     SPPC issued $80 million principal amount of collateralized Medium-Term Notes, Series C, consisting of ten year non-callable notes, due in 2006, with interest rates ranging from 6.62% to 6.83% and three year non-callable notes, due in 1999, with interest rates ranging from 6.83% to 6.86%. For all notes, interest is payable in semi-annual payments. The proceeds to SPPC from the sales of the notes were to reduce short-term debt and were used to fund construction projects.

     In December 1996, SPPC registered an additional $35 million of collateralized debt securities. The net proceeds to SPPC from the sale of these notes will be used for general corporate purposes including, but not limited to: the acquisition of property; the construction, completion, extension or improvement of facilities; or discharge or refunding of obligations, including
short-term borrowings.   As of December 31, 1997, SPPC has not yet issued these
securities.

     On June 30, 1997, SPPC redeemed $15 million 6.5% First Mortgage Bonds which had been included in the current liability portion of the consolidated balance sheet.

     SPPC's aggregate annual amounts of maturities for long-term debt for each
fiscal year ended 1998 through 2002 are shown below   (dollars in thousands):

                1998            $500
                1999          30,500
                2000             300
                2001             200
                2002             200

NOTE 6.      TAXES

     The following reflects the composition of taxes on income (dollars in thousands):


                                             1997      1996       1995
                                          --------   --------   --------
Federal:
   Taxes estimated to be currently
    Payable                                $40,574    $33,070    $39,150

   Deferred taxes related to:
    Excess of tax depreciation over
           book depreciation                 3,997      5,217      9,237
    Deferral of energy costs
           deducted currently for tax
           purposes-net                         (3)      (307)    (4,112)
    Contributions in aid of
           construction and customer
           Advances                         (3,966)    (2,917)    (1,798)
    Avoided interest capitalized            (1,578)    (3,124)      (569)
    Costs of abandoned merger                  301      4,359       (776)
    Other-net                                  712        (33)    (2,739)
    Net amortization of investment tax
           Credit                           (1,962)    (1,961)    (1,942)
State (California)                             801        754        688
                                          --------   --------   --------

           Total                           $38,876    $35,058    $37,139
                                          ========   ========   ========
As Reflected in Statements of Income:
    Federal income taxes                    39,586     35,487     36,682
    State income taxes                         801        754        688
                                          --------   --------   --------
          Operating Income                  40,387     36,241     37,370
    Other income-net                        (1,511)    (1,183)      (231)
                                          --------   --------   --------
          Total                            $38,876    $35,058    $37,139
                                          ========   ========   ========

          The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands):

                                          1997        1996        1995
                                        --------    --------    --------
Income before preferred dividends       $ 83,127    $ 73,651    $ 65,983
Total income tax expense                  38,876      35,058      37,139
                                        --------    --------    --------
                                         122,003     108,709     103,122
Statutory tax rate                            35%         35%         35%
                                        --------    --------    --------
Expected income tax expense               42,701      38,048      36,093
Depreciation related to difference
  in cost basis for tax purposes           1,591       2,456       2,394
Allowance for funds used during
  construction - equity                   (1,912)     (1,831)       (540)
Tax benefit from the disposition
  of assets                                 (569)     (1,130)     (1,427)
ITC amortization                          (1,962)     (1,961)     (1,942)
Other-net                                   (973)       (524)      2,561
                                        --------    --------    --------
                                        $ 38,876    $ 35,058    $ 37,139
                                        ========    ========    ========

Effective tax rate                          31.9%       32.2%       36.0%
                                        ========    ========    ========

ACCUMULATED DEFERRED FEDERAL INCOME TAXES
-----------------------------------------

          The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (dollars in thousands):

                                             1997       1996       1995
                                           --------   --------   --------
Accumulated Deferred Federal
 Income Tax Liabilities:
   AFUDC                                   $  7,174   $  5,745   $  4,459
   Bond redemptions                           6,423      6,690      7,184
   Excess of tax depreciation over
     book depreciation                      154,240    142,441    136,067
   Tax benefits flowed through
     to customers                            66,563     67,667     69,610
   Other                                      5,853      7,532      5,403
                                           --------   --------   --------
 Total                                      240,253    230,075    222,723
                                           --------   --------   --------
Accumulated Deferred Federal
 Income Tax Assets:
   Avoided interest capitalized              13,819     12,241      9,117
   Contributions in aid of
     construction and customer advances      30,697     25,980     23,102
   Unamortized investment tax credit         21,471     22,527     23,583
   Other                                     11,639      6,890      7,949
                                           --------   --------   --------
 Total                                       77,626     67,638     63,751
                                           --------   --------   --------
Accumulated Deferred Federal Income Taxes  $162,627   $162,437   $158,972
                                           ========   ========   ========

          SPPC's balance sheets contain a net regulatory tax asset of $25.8 million at year-end 1997 and $24.8 million at year-end 1996. The net regulatory asset consists of future revenue to be received from customers (a regulatory tax asset) of $66.6 million at year-end 1997 and $67.7 million at year-end 1996, due to flow-through of the tax benefits of temporary differences. Offset against these amounts are future revenues to be refunded to customers (a regulatory tax liability), consisting of $19.3 million at year-end 1997 and $20.3 million at year-end 1996, due to temporary differences which arose from liberalized depreciation at tax rates which were in excess of current tax rates, and $21.5 million at year-end 1997 and $22.5 million at year-end 1996 due to temporary differences caused by the investment tax credit. The regulatory tax liability for temporary differences related to liberalized depreciation will continue to be amortized using the average rate assumption method required by the Tax Reform Act of 1986. The regulatory tax liability for temporary differences caused by the investment tax credit will be amortized ratably in the same fashion as the accumulated deferred investment credit.

NOTE 7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The December 31, 1997 carrying amount for cash, cash equivalents, current assets, accounts payable, current liabilities, and construction trust funds approximates fair value due to the short-term nature of these instruments.

          The total fair value of SPPC's long-term debt at December 31, 1997, is estimated to be $640.4 million (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities. The total fair value (excluding current portion) was estimated to be $619.1 million at December 31, 1996.

NOTE 8.   SHORT-TERM BORROWINGS

          In 1995, SPPC replaced its lines-of-credit arrangements with an $80 million revolving credit facility, which expired on December 29, 1997. At that time, the Company replaced this line with various credit facilities totaling $100 million. As of January 29, 1998, SPPC revised its credit facilities resulting in a $150 million credit facility for the Alturas project and a $50 million revolving credit facility. SPPC pays the lender a facility fee on the commitment quarterly, in arrears, based on SPPC's First Mortgage Bond rating. Facility fees for 1997 and 1996 were approximately $101,000 for each year.

          At December 31, 1997, SPPC's short-term borrowings of $75.0 million were comprised entirely of commercial paper at an average interest rate of 6.12%. At December 31, 1996, SPPC had $38.0 million of commercial paper at an average interest rate of 5.65%.

          The other subsidiaries of SPPC have no outstanding short-term borrowings at this time.

NOTE 9.   DIVIDENDS

          The Restated Articles of Incorporation of SPPC and the indentures relating to the various series of its First Mortgage Bonds contain restrictions as to the payment of dividends on its common stock. Under the most restrictive of these limitations, approximately $78.7 million of retained earnings were available at December 31, 1997 for the payment of common stock cash dividends.

NOTE 10.  RETIREMENT PLAN

          SPPC sponsors a noncontributory defined benefit retirement plan covering all employees who satisfy the service requirement.

          The plan provides benefits based on each covered employee's years of service, highest five-year average compensation, and a step rate benefit formula indirectly integrating the plan with Social Security.

          Beginning in 1998, plan provisions applicable to employees covered by the collective bargaining agreement were amended to recognize additional compensation as pensionable pay and to reduce the penalty for retirement before age 62.

          SPPC's funding policy is to contribute an annual amount to an irrevocable trust that is not less than the minimum funding requirement under the Employee Retirement Income Security Act of 1974, and not in excess of the amount that can be deducted for federal income tax purposes. The plan's assets are invested primarily in common stocks, marketable bonds and other fixed-income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in SPR common or SPPC preferred stock.

          In April 1995, SPPC offered an early retirement plan to non-bargaining unit employees age 50 and older with at least 15 years of credited service as of January 1, 1996 and whose age and credited years of service equaled at least 70. The present value of termination costs relating to the 112 employees who accepted the offering was originally recorded in 1995 at $16.8 million, but was revalued at $12.8 million during 1996 due to a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. During 1996, SPPC began amortizing the termination costs by recognizing expense for both 1995 and 1996. SPPC is using a ten-year amortization period for these costs, consistent with the treatment of previous early retirement programs.

          The following table sets forth a reconciliation of the funded status of the plan with amounts included in SPPC's consolidated balance sheets as of December 31, 1997 and 1996 (dollars in thousands):

                                              1997         1996
                                           ----------   ----------
Actuarial present value of benefit
 obligations:
    Vested benefit obligation              $ 134,237    $ 118,383
                                           =========    =========

    Accumulated benefit obligation
                                           $ 142,572    $ 125,547
                                           =========    =========

    Projected benefit obligation
                                           $ 180,921    $ 157,660

Less plan assets at fair value              (190,535)    (167,416)
                                           ---------    ---------
Projected benefit obligation (less
 than) in excess of plan assets               (9,614)      (9,756)

Unrecognized net gain                         35,379       26,661
Unrecognized prior service cost               (9,419)      (4,251)
                                           ---------    ---------

Net balance sheet liability                $  16,346    $  12,654
                                           =========    =========

          In the preceding table, unrecognized net gain represents the net gain attributable to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

          Net periodic pension expense for 1997, 1996 and 1995 included the following components (dollars in thousands):

                                            1997               1996                 1995
                                         --------            --------            ---------
Service cost                             $  5,825            $  6,652             $  6,320
Interest cost                              11,920              11,778               10,380
Actual gain on plan assets                (31,617)            (19,954)             (33,248)
Net amortizations and deferrals            17,564               7,736               23,518
Costs associated with 1995
  early retirement plan                         -                   -               12,825
                                         --------            --------            ---------
Net periodic pension cost as
 Determined under SFAS No. 87               3,692               6,212               19,795
Amount expensed (deferred) under
  SFAS No. 71 - net                         2,599               3,882              (11,509)
                                         --------            --------            ---------
Net periodic pension expense
  Recognized                             $  6,291            $ 10,094             $  8,286
                                         ========            ========             ========
Amount charged to operating expense      $  4,188            $  6,769             $  5,416
                                         ========            ========             ========
Amount charged to utility plant
 and clearing accounts                   $  2,103            $  3,325             $  2,870
                                         ========            ========             ========

          In the preceding table, service cost represents the benefits earned during the year while interest cost represents the increase in the accumulated benefit obligation due to the passage of time.

          The amount deferred under SFAS No. 71 represents the SFAS No. 88 costs arising from the 1989, 1992 and 1995 early retirement programs. Pursuant to PUCN directive and prior precedent, costs for the 1989, 1992 and 1995 programs are being amortized over 10 years and are summarized as follows (dollars in thousands):

                                           1997      1996       1995
                                         -------   -------   ----------
SFAS No. 88 costs associated with
 the 1995 early retirement program       $     -   $    -     $(12,825)
Amortization of 1995 early
 retirement program                        1,283     2,566           -
Amortization of 1992 early
 retirement program                          574       574         574
Amortization of 1989 early
 retirement program                          742       742         742
                                         -------    ------    --------
Net amount expensed (deferred)
 under SFAS No. 71                        $2,599    $3,882    $(11,509)
                                         =======    ======    ========


          The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation as of December 31, 1997, 1996 and 1995 was 7.25%, 7.50% and 7.00% respectively. The assumed compensation increase rate used for the same periods was 5.00% for all years. For purposes of determining 1997, 1996 and 1995 pension cost, the expected long-term rate of return on assets was 8.50%, 8.50% and 9.00% respectively. Additionally, the projected benefit obligation as of December 31, 1997 reflects the adoption of the 1994 Group Annuity Generational Mortality Table.

          In addition to the employee retirement plan covering all employees, SPPC has a Supplemental Executive Retirement Plan which is a non-qualified defined benefit plan under which SPPC will pay out of general assets supplemental pension benefits to key executives. SPPC also has a non-qualified supplemental pension plan covering certain employees. This plan provides for incremental pension payments from SPPC's funds so that total pension payments equal amounts that would have been payable from SPPC's principal pension plan if it were not for limitations imposed by income tax regulations. The unfunded liability under these plans as of December 31, 1997 and 1996 was $5.2 million and $4.9 million, respectively.

NOTE 11.  POSTRETIREMENT BENEFITS

          SPPC currently sponsors a defined benefit postretirement plan that covers administrative employees and those covered under collective bargaining agreements. The plan provides medical, dental and life insurance benefits for retirees.

          For management, professional and administrative employees the plan is contributory for individuals retiring after January 1, 1993, with retiree contributions tied to each retiree's length of service. Additionally, the plan requires employees retiring after January 1, 1993 to participate in Medicare Part "B". Life insurance benefits remain noncontributory for retirees. However, the amount of life insurance provided for retirees is significantly less than that provided to active employees. Also, dental coverage is discontinued for all employees at age 65.

          Beginning in 1998, plan provisions applicable to employees covered by the collective bargaining agreement were amended. Retiree contributions were increased to a minimum of 20% plus an additional amount for each year of service fewer than 20. Also, the plan introduced a managed care option for future retirees.

          SPPC's funding policy for its postretirement benefit obligation takes advantage of federal income tax deductions. Contributions are being made to two voluntary employee's beneficiary associations and an IRC (S)401(h) account.
Plan assets are invested primarily in common stocks, marketable bonds and other fixed income securities. The remainder is held in cash and cash equivalents. None of the plan assets are invested in SPR common or SPPC preferred stock. Postretirement health care costs for key executives continue to be paid from SPPC's general assets.

          The following table sets forth a reconciliation of the funded status of the plan with amounts included in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 (dollars in thousands):


                                            1997       1996
                                          --------   --------
Accumulated postretirement benefit
 obligation:
   Retirees                               $ 32,920   $ 37,941
   Fully eligible active participants        6,056      6,227
   Other active plan participants           26,507     29,358
                                          --------   --------
     Total                                  65,483     73,526
Less plan assets at fair value             (39,326)   (32,944)
                                          --------   --------
Accumulated postretirement benefit
 obligation in excess of plan assets        26,157     40,582
Unrecognized prior service cost                  0       (415)
Unrecognized net gain                       20,837      8,562
Unrecognized transition obligation         (33,818)   (39,419)
                                          --------   --------
Net balance sheet liability               $ 13,176   $  9,310
                                          ========   ========

          In the preceding table, unrecognized net gain represents the net change attributed to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

          Net periodic postretirement benefit expense for 1997, 1996 and 1995 included the following components (dollars in thousands):

                                                  1997               1996                  1995
                                               ----------         ----------            ----------
Service cost
                                               $  2,440             $ 2,587              $ 2,448
Interest cost                                     5,597               5,269                4,479
Actual gain on plan assets                       (4,996)             (1,942)              (3,891)
Net amortizations and deferrals                   2,030                 (94)               2,111
Amortization of transition
 Obligation over 20 years                         2,464               2,464                2,838
Costs associated with 1995 early
  Retirement plan                                     -                   -                8,047
                                               ----------         ----------            ----------
Net periodic postretirement
  benefit Cost determined
  under SFAS No. 106                              7,535               8,284               16,032
Amount expensed (deferred) under
  SFAS No. 71 - net                                 805               2,044               (7,086)
                                               ----------         ----------            ----------
Net periodic postretirement
  expense Recognized                             $8,340             $10,328               $8,946
                                               ==========         ==========            ==========

Amount charged to
  operating expense                              $5,547             $ 6,903               $6,108
                                               ==========         ==========            ==========
Amount charged to utility
  plant and Clearing accounts                    $2,793             $ 3,425               $2,838
                                               ==========         ==========            ==========

          In the table above service cost represents the benefits earned during the year while interest cost represents the increase in the accumulated benefit obligation due to the passage of time.

          The amount deferred under SFAS No. 71 for 1995 represents the present value of termination benefits and curtailment losses resulting from the early retirement and severance plans offered during that year. The present value of these costs was originally recorded at $8.3 million during 1995, but was revalued to $8.0 million during 1996 because of a revision in the measurement date. These termination costs were fully deferred, as a regulatory asset, as of December 31, 1995. Beginning in 1996, SPPC began amortization of the termination costs by recognizing expense for both 1995 and 1996. SPPC is using a ten-year amortization period for these costs which is consistent with the treatment of previous early retirement programs.

          The amortization of 1993 deferred costs represents the annual amounts expensed from charges initially deferred pending the decision of the general rate case filed in December 1992. These costs were deferred as a result of a regulatory phase-in plan which did not allow immediate recognition of these costs when SPPC adopted SFAS No. 106 in January 1993. As a result of the decision, issued in June 1993, SPPC began to amortize these costs over a thirty-six month period beginning July 1993.

The following schedule summarizes the amortization of the deferred costs (dollars in thousands):

                                          1997           1996           1995
                                       ----------     ----------     ----------
SFAS No. 106 costs deferred             $  -           $    -         $(8,047)
Amortization of 1995 early
  Retirement program                     805            1,610               -
Amortization of 1993 deferred costs        -              434             961
                                        ----           ------         -------

Net amount expensed (deferred) under
  SFAS No. 71                           $805           $2,044         $(7,086)
                                        ====           ======         =======

          For measurement purposes, SPPC used a discount rate for obligations as of December 31, 1997, 1996 and 1995 of 7.25%, 7.50% and 7.00% respectively. The expected long-term return on assets was 8.50%, 8.50% and 9.00% for the same periods, respectively. For 1996 and 1995 the company used a graduated medical trend rate assumption with initial rates of 11.25% and 11.75%, respectively. This medical trend rate declined by 0.50% over the next ten years to an ultimate rate of 5.75% in 2007, remaining at that level thereafter. The obligation valuation as of December 31, 1997 reflects the change to a constant medical trend rate of 6.00% for each year as well as the adoption of the 1994 Group Annuity Generational Mortality Table.

          The health care cost trend rate has a significant effect on the amounts reported. For example, an increase in the health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $11.4 million and the aggregate of the service and interest cost component of net periodic postretirement benefit cost for the year then ended by $1.5 million.

NOTE 12.  POSTEMPLOYMENT BENEFITS

          During 1995, SPPC offered a severance program to non-bargaining-unit employees which provided both severance pay and medical benefits continuation totaling $7.0 million and $0.5 million, respectively. These costs were deferred as a regulatory asset as of December 31, 1995. SPPC began amortization of these costs during 1996 over a ten-year period consistent with the period used for pension and postretirement benefits. There was no remaining liability for unpaid severance and benefits at December 31, 1997 or 1996.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

          SPPC's estimated cash construction expenditures for the year 1998 and the five-year period 1998-2002 are $151.1 million and $571.1 million, respectively.

          Several of SPPC's purchased power, gas supply and pipeline capacity, and coal supply contracts contain minimum volume provisions, which SPPC is either meeting or exceeding. SPPC anticipates continuing to meet or exceed them in the future. Estimated future commitments under non-cancelable agreements with initial terms of one year or more at December 31, 1997 were as follows (in thousands of dollars):

               1998                     $170,700
               1999                      148,900
               2000                      104,900
               2001                       83,800
               2002                       82,300
               After 2002 to 2009        425,800

          SPPC has an operating lease for its corporate headquarters building, a 334,000 square foot, five-floor, multi-purpose building located in southeast Reno, Nevada. The primary term of the lease is 25 years, ending in 2010. The current annual rental is $5.4 million, which amount remains constant until the end of the primary term. The lease has renewal options for an additional 50 years.

          The total rental expense under all leases was approximately $7.4 million in 1997, $8.2 million in 1996 and $8.0 million in 1995.

          Estimated future minimum lease commitments (including the corporate headquarters building described above) under non-cancelable operating leases with initial terms of one year or more at December 31, 1997 were as follows (in thousands of dollars):

                 1998                        $ 8,000
                 1999                          7,200
                 2000                          6,800
                 2001                          6,300
                 2002                          5,800
                 After 2002 to 2018           46,000
                                             -------
                     Total                   $80,100
                                             =======

          SPPC has no material capital lease commitments.

          See Notes 1, 5, 7, and 13 of SPPC's consolidated financial statements for additional commitments and contingencies.

NOTE 14.  SEGMENT INFORMATION

  Information related to the segments of SPPC's business is detailed below (dollars in thousands):

December 31, 1997         Electric         Gas           Water          Total
-----------------       ------------   -----------    -----------    -----------
Operating Revenues       $  540,346     $ 70,675       $ 46,519       $  657,540
                         ==========     ========       ========       ==========
Operating Income         $   99,671     $ 10,057       $ 10,444       $  120,172
                         ==========     ========       ========       ==========
Depreciation             $   52,239     $  4,531       $  7,347       $   64,117
                         ==========     ========       ========       ==========
Capital Expenditures     $  105,531     $ 12,191       $ 30,079       $  147,801
                         ==========     ========       ========       ==========
Identifiable Assets:
 Net Utility Plant       $1,228,872     $111,606       $260,337       $1,600,815
 Other                   $  152,877     $ 15,524       $ 12,945       $  181,346
Other Utility Assets              -            -              -       $  130,081
                         ----------     --------       --------       ----------
Total Assets             $1,381,749     $127,130       $273,282       $1,912,242
                         ==========     ========       ========       ==========

December 31, 1996         Electric         Gas           Water          Total
-----------------       ------------   -----------    -----------    -----------
Operating Revenues       $  507,004     $ 67,376       $ 45,344       $  619,724
                         ==========     ========       ========       ==========
Operating Income         $   86,428     $ 11,035       $  9,545       $  107,008
                         ==========     ========       ========       ==========
Depreciation             $   47,797     $  4,223       $  6,098       $   58,118
                         ==========     ========       ========       ==========
Capital Expenditures     $  158,482     $ 10,798       $ 33,829       $  203,109
                         ==========     ========       ========       ==========
Identifiable Assets:
 Net Utility Plant       $1,183,727     $104,427       $256,160       $1,544,314
 Other                   $  140,852     $ 13,270       $ 12,653       $  166,775
Other Utility Assets              -            -              -       $  131,539
                         ----------     --------       --------       ----------
Total Assets             $1,324,579     $117,697       $268,813       $1,842,628
                         ==========     ========       ========       ==========

December 31, 1995         Electric         Gas           Water          Total
-----------------       ------------   -----------    -----------    -----------
Operating Revenues       $  491,419     $ 62,572       $ 43,793       $  597,784
                         ==========     ========       ========       ==========
Operating Income         $   87,825     $  5,041       $  8,945       $  101,811
                         ==========     ========       ========       ==========
Depreciation             $   45,361     $  4,019       $  5,685       $   55,065
                         ==========     ========       ========       ==========
Capital Expenditures     $   99,537     $ 13,318       $ 31,342       $  144,197
                         ==========     ========       ========       ==========
Identifiable Assets:
 Net Utility Plant       $1,076,126     $ 98,367       $238,308       $1,412,801
 Other                   $  146,392     $ 11,505       $  7,723       $  165,620
Other Utility Assets              -            -              -       $  151,397
                         ----------     --------       --------       ----------
Total Assets             $1,222,518     $109,872       $246,031       $1,729,818
                         ==========     ========       ========       ==========

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following represents unaudited quarterly financial data (dollars in thousands):

                                                                      Quarter Ended
                                                                      --------------
                                       March 31, 1997      June 30, 1997       Sept. 30, 1997      Dec. 31, 1997
                                       -------------------------------------------------------------------------
Operating Revenues                      $171,858            $154,817            $159,783            $171,082
                                        ========            ========            ========            ========

Operating Income                        $ 32,292            $ 26,637            $ 29,194            $ 32,049
                                        ========            ========            ========            ========

Income Before Preferred
  Dividends                             $ 24,400            $ 18,380            $ 20,142            $ 20,205
                                        ========            ========            ========            ========

Income Applicable to
  Common Stock                          $ 21,992            $ 15,972            $ 18,777            $ 20,927
                                        ========            ========            ========            ========

                                                                      Quarter Ended
                                                                      --------------
                                       March 31, 1996      June 30, 1996       Sept. 30, 1996      Dec. 31, 1996 (1)
                                       -----------------------------------------------------------------------------
Operating Revenues                      $162,154            $147,376            $158,682            $151,512
                                        ========            ========            ========            ========

Operating Income                        $ 28,665            $ 23,180            $ 32,089            $ 23,074
                                        ========            ========            ========            ========

Income Before Preferred Dividends       $ 20,114            $ 15,896            $ 23,482            $ 14,159
                                        ========            ========            ========            ========

Income Applicable to
  Common Stock                          $ 18,329            $ 14,391            $ 21,803            $ 12,828
                                        ========            ========            ========            ========

(1)  Reflects $13 million Nevada electric revenue refund.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

(a)  DIRECTORS

          The following is a listing of all the current directors of SPPC and their ages as of December 31, 1997. There are no family relationships among them. Directors serve one year terms ending at the annual meeting each May, or until a successor has been elected and qualified.

Edward P. Bliss, 65

          Partner, Loomis, Sayles & Company, Inc., an investment counsel firm in Boston, Massachusetts. He is also a Director of Seaboard Petroleum, Midland, Texas. Mr. Bliss has served as Director of SPPC since 1992 and of SPR since 1991.

Krestine M. Corbin, 60

          President and Chief Executive Officer of Sierra Machinery, Incorporated since 1984 and a director of that company since 1980. She
     also serves on the Twelfth Federal Reserve Bank District Board.   Ms.
     Corbin has served as a Director of SPPC since 1992 and of SPR since 1989.

Theodore J. Day, 48

          Senior Partner, Hale, Day, Gallagher Company, a real estate brokerage and investment firm. Mr. Day has served as a Director of SPPC since 1986 and of SPR since 1987.

Harold P. Dayton, Jr., 75

          Retired President of Dayton's Furniture, Inc. Mr. Dayton has served as a Director of SPPC since 1967 and of SPR since 1983.

James R. Donnelley, 62

          Vice Chairman of the Board, R.R. Donnelley & Sons Company, since July 1990. He was Group President, Corporate Development from June 1987 to July 1990 and Group President, Financial Printing Services Group from January 1985 to January 1988 for R.R. Donnelley and Sons Company. He has been a Director of that Company since 1976. He is also a Director of Pacific Magazines & Printing Limited and Director and Chairman of National Merit Scholarship Corporation. Mr. Donnelley has served as a Director of SPPC since 1992 and of SPR since 1987.

Richard N. Fulstone, 70

          President and General Manager of R.N. Fulstone Company since 1957 and President and General Manager, F.M. Fulstone, Inc., since 1982. Both companies engage in farming, cattle ranching and investments. Mr. Fulstone has served as a Director of SPPC since 1992 and of SPR since 1986.

Walter M. Higgins, 53, former Chairman, President and Chief Executive Officer

          Mr. Higgins served as Chairman, President and Chief Executive Officer of the Company from February 1994 to January 1998. He also served as Chairman, President and Chief Executive Officer of SPR from January 1994 to January 1998. Previously, Mr. Higgins was President and Chief Operating Officer of SPPC from November 1993 to January 1994. Before joining the Company, Mr. Higgins served as President and Chief Operating Officer of Louisville Gas and Electric Company from 1991 to November 1993. Mr. Higgins is also a Director of Aegis Insurance Services, Inc. and Utilix, Inc. Mr. Higgins resigned in January, 1998.

Malyn K. Malquist, 45, Chairman, President and Chief Executive Officer

          Mr. Malquist was elected President and Chief Executive Officer of the Company and SPR on January 14, 1998, succeeding Mr. Higgins. In February, 1998, Mr. Malquist was elected to the additional position of Chairman for both the Company and SPR. Prior to his recent appointment, he was Sr. Vice President - Distribution Services Business Group and Principal Operations Officer since August of Mr. Malquist served as Senior Vice President and Chief Financial Officer of the Company and SPR when he joined the Company in 1994. Prior to joining the Company, he was with San Diego Gas and Electric, where since 1978 he held various financial positions, including Treasurer in 1990 and Vice President in 1993.

James L. Murphy, 68

          Certified Public Accountant and retired partner of and consultant to Grant Thornton L.L.P., an international accounting and management consulting firm. He is the owner, independent trustee and general partner of several real estate development projects and numerous rental properties. He is also a retired Colonel of the United States Air Force Reserve. Mr. Murphy has served as a Director of SPPC since 1990 and of SPR since 1992.

Ronald K. Remington, 55

          President, Great Basin College since June 1989. He was previously Vice President of Instruction at Truckee Meadows Community College. Dr. Remington received his Ph.D. in psychology from the University of Nevada, Reno. Dr. Remington has served as a Director of SPPC since December 1991.

Dennis E. Wheeler, 55

          Chairman, President and Chief Executive Officer of Coeur d'Alene Mines Corporation since 1986. Mr. Wheeler has served as a Director of SPPC since 1992 and of SPR since 1990.

Robert B. Whittington, 71

          Retired newspaper executive; former President, Gannett West Newspaper Group; Director, Gannett Company, Inc.; and former publisher, Reno Gazette and Nevada State Journal. Mr. Whittington has served as a Director of both SPPC and SPR since 1985.

          All of the present Directors, with the exception of Dr. Remington, are Directors of SPR. Messrs. Malquist and Murphy are Directors of Lands of Sierra, Inc.; Messrs. Dayton and Malquist are Directors of Sierra Gas Holdings Company and Sierra Energy Company dba ethree; Messrs. Day and Malquist are Directors of Tuscarora Gas Pipeline Company; Ms. Bennion and Mr. Malquist are Directors of Sierra Energy Company, dba e-three; and Mr. Malquist is Director of Sierra Water
Development Company, Pinon Pine Corp., and Pinon Pine Investment Co.   All of
the above listed companies are affiliates of SPPC.

          (b)  EXECUTIVE OFFICERS

          The following are current executive officers and their ages as of December 31, 1997. There are no family relationships among them. Officers serve a term which extends to and expires at the meeting of the Board of Directors in May of each year or until a successor has been elected and qualified.

Walter M. Higgins, 53, former President and Chief Executive Officer

          See description under Item 10(a), "Directors", page 66.

Malyn K. Malquist, 45, President and Chief Executive Officer

          See description under Item 10(a), "Directors" , page 66.

William E. Peterson, 50, Senior Vice President, General Counsel and Corporate Secretary

          Mr. Peterson was elected to his present position in January 1994, and holds the same position with the Company's parent, SPR. He was previously Senior Vice President, Corporate Counsel from July 1993 to January 1994. Prior to joining the Company in 1993, he served as General Counsel and Resident Agent for SPR since 1992, and as a partner in the Woodburn and Wedge Law Firm since 1982.

Mark A. Ruelle, 36, Senior Vice President, Chief Financial Officer and Treasurer

          Mr. Ruelle was elected to his present position March 1, 1997 and holds the same position with the Company's parent, SPR. Prior to joining the Company, Mr. Ruelle was President of Westar Energy, a subsidiary of Western Resources, Inc. in 1996, and before that served as Vice President, Corporate Development for Western Resources in 1995. Mr. Ruelle was with Western Resources since 1987 and served in numerous positions in regulatory affairs, treasury, finance, corporate development, and strategy planning.

Gerald W. Canning, 49, Vice President, Restructuring Group

          Mr. Canning was appointed to his current position in January, 1998. Prior to this, since November, 1996, he served as Vice President, Power Production and Fuels. He also served as President of Tuscarora Gas Pipeline Company, an affiliate of the Company, from 1995 to 1996. Mr. Canning has been with the Company since 1968, and served in the positions of Vice President - Electric Production and Fuels Business; Vice President and General Manager - Wholesale Energy Business; Vice President - Wholesale Electric Business; Vice President - Electric Operations; and Vice President
     - Electric Resources.

Jeffrey C.  Ceccarelli, 43, Vice President - Distribution Services

          Mr. Ceccarelli was elected to his current position in February, 1998. Prior to this, he served as Executive Director, Distribution Services. From January 1996 through January 1998, Mr. Ceccarelli was Director, Customer Operations. A civil engineer, Mr. Ceccarelli has been with the Company since 1972 and has held numerous management positions in operations, customer service, design and engineering.

Randy Harris, 44, Vice President, Energy Marketing Services Business Group

          Mr. Harris was elected to his current position in November 1996. His prior management positions include: General Manager, Transmission Services Business Group; Director of Wholesale Business; Director of Operations, Tuscarora Gas Pipeline; and Manager, Electric Operations. Mr. Harris joined the Company in 1974.

Steven C. Oldham, 47, Vice President - Transmission Business Group and Strategic Development

          Mr. Oldham was elected to his current position in November 1996. His previous executive positions include Vice President - Strategic Development; Vice President - Information Resources, Corporate Redesign and Merger Transaction; Vice President - Regulation and Treasurer; and Treasurer and Director of Finance. Mr. Oldham has been with the Company since 1976.

Victor H. Pena, 49, Vice President - Technology, Information Services and Business Development

          Mr. Pena was elected to his present position in August 1996. His previous executive positions with the Company include: Vice President - Business Development and Treasurer; and Vice President - Business Development and Acting Treasurer. Prior to joining the Company, he was Director of Financial Planning and Budget with Louisville Gas and Electric Company, from 1991 to May 1994. Mr. Pena is also Vice President, Business Development, of the Company's parent, SPR.

Mary O. Simmons, 42, Controller

          Ms. Simmons was elected to her current position in June 1997. Her previous positions include: Director, Water Policy and Planning; Director, Budgets and Financial Services; and Assistant Treasurer, Shareholder Relations for SPR. Ms. Simmons, a certified public accountant, has been with the Company since 1985.

Mary Jane Willier, 51, Vice President, Human Resources

          Ms. Willier was elected to her present position in January 1997. She was previously Vice President, Human Resources Network Group for Bell Atlantic Corporation. Ms. Willier was with Bell Atlantic from 1968 - 1996 and in addition to the Vice President's position, served as Director of Human Resources, Assistant to the President for Consumer Affairs, and several other managerial positions.

     Although all outstanding shares of the Company's common stock are held by SPR and it is SPR's common stock which is traded on the New York Stock Exchange, SPPC has four series of non-voting preferred stock still outstanding and registered under the Securities Exchange Act of 1934 ("the Act"). As a technical matter, the Company is thus deemed an "issuer" for purposes of the Act whose officers are required to make filings with respect to beneficial ownership, if any, of those non-voting preferred securities. The Company's officers, all of whom are currently reporting pursuant to Section 16(a) of the Act with respect to SPR's common stock, have now filed reports with respect to the Company's preferred stock, which reports show no past or current beneficial ownership of such preferred stock.

ITEM 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

   The following table sets forth information about the compensation of the Chief Executive Officer, and each of the four most highly compensated officers for services in all capacities to the Company and its subsidiaries.

------------------------------------------------------------------------------------------------------------------------------------

                                                                                             Long-Term Compensation
                                              Annual Compensation                            Awards          Payouts
                                           ---------------------------------------------------------------------------
                                                                                                        Securities
                                                                          Other                            Under-
                                                                          Annual         Restricted        lying
      Name and                                                            Compen-          Stock          Options/      LTIP
     Principal                              Salary         Bonus          Sation           Award            SARS       Payouts
      Position                    Year       ($)            ($)            ($)              ($)             (#)          ($)
        (a)                       (b)        (c)           (d)(2)         (e)(3)            (f)             (g)        (h)(4)
------------------------------------------------------------------------------------------------------------------------------------

Walter M. Higgins                 1997       $361,497       $      0       $ 6,020           $0          30,000         $      0
Chairman, President and Chief     1996       $334,231       $219,869       $     0           $0           9,594         $181,193
Executive Officer                 1995       $314,423       $184,064       $ 1,123           $0          11,960         $      0

Malyn K. Malquist,                1997       $212,803       $ 92,198       $ 2,052           $0          14,000         $101,192
Senior Vice President,            1996       $194,077       $ 95,335       $     0           $0           3,504         $ 51,770
Distribution Services             1995       $185,769       $ 77,903       $   297           $0           4,231         $      0
Business Group; Principal
Operations Officer
Sierra Pacific Power Company

William E. Peterson,              1997       $207,757       $ 78,184       $17,412           $0          10,000         $101,192
Senior Vice President,            1996       $191,923       $ 85,445       $ 3,417           $0           3,504         $ 70,508
General Counsel and               1995       $190,000       $ 77,903       $ 6,157           $0           4,231         $      0
Corporate Secretary

Mark A. Ruelle (1)                1997       $143,308       $ 65,269       $ 3,808           $0           8,384         $      0
Senior Vice President,            1996              0              0             0           $0               0         $      0
Chief Financial Officer,          1995              0              0             0           $0               0         $      0
Treasurer

Gerald  W. Canning                1997       $150,364       $ 45,916       $ 6,035           $0           6,000         $ 61,505
Vice President, Power             1996       $147,692       $ 46,232       $ 1,423           $0           2,066         $ 38,602
Products and Fuels Business       1995       $139,769       $ 46,510       $ 5,600           $0           2,570         $      0
Sierra Pacific Power Company
--------------------------------------------------------------------------------------------------------------------------------
      Name and                     All Other
     Principal                    Compensation
      Position                        ($)
        (a)                          (i)(5)
------------------------------------------------
Walter M. Higgins                    $47,175
Chairman, President and Chief        $35,054
Executive Officer                    $21,600

Malyn K. Malquist,                   $15,279
Senior Vice President, Distribution  $ 9,380
Services Business Group; Principal   $13,219
Operations Officer
Sierra Pacific Power Company

William E. Peterson,                 $29,488
Senior Vice President,               $20,982
General Counsel and                  $14,876
Corporate Secretary

Mark A. Ruelle (1)                   $77,329
Senior Vice President,               $     0
Chief Financial Officer, Treasurer   $     0

Gerald  W. Canning                   $16,200
Vice President, Power Products       $14,350
and Fuels Business                   $ 9,252
Sierra Pacific Power Company
------------------------------------------------

Notes:

(1) Mr. Ruelle joined Sierra Pacific Power Company as Senior Vice President, Chief Financial Officer and Treasurer in March 1997.
(2) Amounts represent incentive pay received pursuant to SPR's "pay for performance" team incentive plan approved by stockholders in May, 1994.
(3) No perquisites in the aggregate exceeded the lesser of $50,000 or 10% of salary and bonus for any named executive. Accordingly, no amount perquisites have been reported.
(4) Long term incentive payout relates to performance share payout for the three-year period January 1, 1995 through December 31, 1997.
(5)  Amounts for All Other Compensation include the following for 1997:
     . Company contributions under the 401(k) Deferred Compensation Plan for all administrative employees and the executive officers and directors, pursuant to which the

          Company matches 50% of each executive Officer's deferral up to 6% of salary. In 1997, the Company matching amount was $4,750 for Mr. Higgins, $4,750 for Mr. Malquist, $4,750 for Mr. Peterson, $1,471 for Mr. Ruelle, and $4,750 for Mr. Canning.
     . Company contributions to its Non-Qualified Deferred Compensation Plan for Messrs. Higgins, Malquist, Peterson, Ruelle and Canning were $34,108, $8,595, $21,375, and $8,322. The additional income on earnings contributed by Messrs. Higgins, Malquist, Peterson and Canning which was in excess of 120% of the federal rate were $763, $644, $1,426, and $1,996.
     . Imputed income on group term life insurance premiums paid by the company for Messrs. Higgins, Malquist, Peterson, Ruelle and Canning was $1,152, $560, $824, $140 and $352.
     . Insurance premiums paid for Executive Term Life Policies for Messrs. Higgins, Malquist, Peterson, Ruelle and Canning were $6,402 and $730; $1,113, $290 and $780.
     . Mr. Ruelle received a payment of $60,000 from the Company as an inducement to accept employment. In addition, the Company paid $15,428 in moving expenses for Mr. Ruelle.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

          The following table shows all grants of options to the named executive officers of SPPC in 1997. Pursuant to Securities and Exchange Commission (the "SEC") rules, the table also shows the present value of the grant at the date of grant. The exercise price of all options is the market value of the stock as listed on the New York Stock Exchange at the time the options are granted.

------------------------------------------------------------------------------------------------
Individual Grants (1)
------------------------------------------------------------------------------------------------
                                       Percent of Total
                        Number of        Options/SARS
                        Securities         Granted to      Exercise                       Grant
                        underlying         Employees       of Base                        Date
                        Options/SARS       in Fiscal        Price         Expiration     Present
Name                      Granted             Year          ($/Sh)           Date         Value
(a)                         (b)               (c)            (d)             (e)         (f) (2)
------------------------------------------------------------------------------------------------
Walter M. Higgins        30,000            27.2%            $28.75         1/1/07         $107,445
William E. Peterson      10,000             9.1%            $28.75         1/1/07         $ 35,815
Malyn K. Malquist        14,000            12.7%            $28.75         1/1/07         $ 50,141
Gerald W. Canning         6,000             5.4%            $28.75         1/1/07         $ 21,489
Mark Ruelle               8,384             7.6%            $28.75         1/1/07         $ 30,027
--------------------------------------------------------------------------------------------------

(1) Under the Executive Long-Term Incentive Plan, the grants of non-qualifying stock options were made on January 1, 1997. One third of these grants vest annually commencing one year after the date of the grant.

(2) The hypothetical grant date present values are calculated under a modified Black-Scholes Model. The Black-Scholes Model is a mathematical formula used to value options traded on stock exchanges. The assumptions used in determining the option grant date present value listed above include the stock's expected volatility (11.6%), risk free rate of return (6.25%), projected dividend yield (5.5%), per annum for unvested options, the stock option term (10 years), and an adjustment for non-transferability or risk of forfeiture during the vesting period (5 years at 3%).

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

          The following table provides information as to the value of the options held by the named executive officers at year-end measured in terms of the closing price of Sierra Pacific Resources Common Stock on December 29, 1997.

---------------------------------------------------------------------------------------------------------

                                                       Number of Securities
                                                      Underlying Unexercised    Value of Unexercised
                                                      Options/SARS at Fiscal   in-the-Money Options/SARS
                           Shares                            Year-End             at Fiscal Year-End
                        Acquired on     Value              Exercisable/              Exercisable/
     Name                Exercise      Realized           Unexercisable             Unexercisable
      (a)                  (b)           (c)                    (d)                       (e)
---------------------------------------------------------------------------------------------------------
Walter M. Higgins        12,979         $223,501           0  /  49,036          $     0 /  $737,854
William E. Peterson           0         $      0       4,648  /  16,845          $79,963 /  $253,998
Malyn K. Malquist             0         $      0       4,050  /  20,446          $69,794 /  $303,719
Gerald W. Canning             0         $      0       2,676  /  10,018          $46,113 /  $151,010
Mark Ruelle                   0         $      0           0  /   8,384          $     0 /  $118,424
----------------------------------------------------------------------------------------------------

(e) Pre-tax gain. Value of in-the-money options based on December 29, 1997 closing trading price of $37.58 less the option exercise price.

                      LONG-TERM INCENTIVE PLANS - AWARDS
                              IN LAST FISCAL YEAR

          The Executive Long-Term Incentive Plan (the "LTIP") provides for the granting of stock options (both "nonqualified" and "qualified"), stock appreciation rights ("SAR's"), restricted stock performance units, performance shares and bonus stock to participating employees as an incentive for outstanding performance. Incentive compensation is based on the achievement of pre-established financial goals for SPPC. Goals are established for total shareholder return ("TSR") compared against the Dow Jones Utility Index and annual growth in earnings per share ("EPS").

          The following table provides information as to the performance shares granted to the named executive officers of Sierra Pacific Power Company in 1997. Nonqualifying stock options granted to the named executives as part of the LTIP are shown in the table "Option/SAR Grants in Last Fiscal Year."


                                                                  Estimated Future Payouts Under Non-Stock
                                                                              Price-Based Plans
                                                             ------------------------------------------------
                                          Performance
                          Number of         or Other
                        Shares, Units     Period Until
                          or Other        Maturation or      Threshold $      Target $        Maximum $
     Name                  Rights             Payout           (d) (1)        (e) (2)          (f) (3)
      (a)                    (b)               (c)
-------------------------------------------------------------------------------------------------------------
Walter M. Higgins          4,500           3 years             $64,688        $129,375        $226,406
William E. Peterson        1,500           3 years             $21,563        $ 43,125        $ 75,469
Malyn K. Malquist          2,000           3 years             $28,750        $ 57,500        $100,625
Gerald W. Canning            800           3 years             $11,500        $ 23,000        $ 40,250
Mark Ruelle                1,258           3 years             $18,084        $ 36,168        $ 63,294
-------------------------------------------------------------------------------------------------------------

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

                                     Annual Benefits for Years of Service Indicated
Highest Average Five-      ----------------------------------------------------------------
Years Remuneration         15 Years      20 Years      25 Years      30 Years      35 Years
---------------------      ----------------------------------------------------------------
     $ 60,000              $ 27,000      $ 31,500      $ 36,000      $ 36,000      $ 36,000
     $120,000              $ 54,000      $ 63,000      $ 72,000      $ 72,000      $ 72,000
     $180,000              $ 81,000      $ 94,500      $108,000      $108,000      $108,000
     $240,000              $108,000      $126,000      $144,000      $144,000      $144,000
     $300,000              $135,000      $157,500      $180,000      $180,000      $180,000
     $360,000              $162,000      $189,000      $216,000      $216,000      $216,000
     $420,000              $189,000      $220,500      $252,000      $252,000      $252,000
     $480,000              $216,000      $252,000      $288,000      $288,000      $288,000
     $540,000              $243,000      $283,500      $324,000      $324,000      $324,000
     $600,000              $270,000      $315,000      $360,000      $360,000      $360,000
     $660,000              $297,000      $346,500      $396,000      $396,000      $396,000
     $720,000              $324,000      $378,000      $432,000      $432,000      $432,000

          The Company's noncontributory Retirement Plan provides retirement benefits to eligible employees upon retirement at a specified age. Annual benefits payable are determined by a formula based on years of service and final average earnings consisting of base salary and incentive compensation. Remuneration for the named executives is the amount shown under "Salary" and "Incentive Pay" in the Summary Compensation Table. Pension costs of the Retirement Plan to which the Company contributes 100% of the funding are not and cannot be readily allocated to individual employees and are not subject to Social Security or other offsets.

          The Company has entered into an arrangement with Mr. Peterson crediting him with four years of service for prior years of service with his previous employer, most of which was dedicated to performing legal services for SPR and SPPC, and an additional one-half year credit for each year of service with the Company for the first ten years of his employment. Years of credited service for Messrs. Higgins, Malquist, Peterson, Ruelle, and Canning are 4.1, 3.7, 4.6, .7, and 28.1, respectively.

          A Supplemental Executive Retirement Plan ("SERP") and an Excess Plan are also offered to the named executive officers. The SERP is intended to ensure the payment of a competitive level of retirement income to attract, retain and motivate selected executives. The Excess Plan is intended to provide benefits to executive officers whose pension benefits under the Company's Retirement Plan are limited by law to certain maximum amounts.

                             SEVERANCE ARRANGEMENTS

          Severance allowance plans exist for all employees of the Company which provide for severance pay, payable in a lump sum or by purchase of an annuity, if within three years after a change in control of the Company, there is a termination of employment by the Company related to such change in control, or a termination of employment by the employee for good reason, in each case as described in the plans. In these circumstances, employees, including the currently employed officers named in the compensation table above, are entitled to a severance allowance not to exceed an amount equal to 24 months of the employee's base salary and any bonus and the continuation for up to 24 months of participation in the Company's group medical and life insurance plans. Change in control is defined in the plan as, among other things, a dissolution or liquidation, a reorganization, merger or consolidation in which the Company is not the surviving corporation, the sale of all or substantially all the assets of the Company (not the sale of a work unit) or the acquisition by any person or entity of 20% or more of the voting power of the Company.

          In addition, several merger-related and merger-conditioned severance arrangements have been into between the Company and several executives, which are described in the section titled Certain Relationships and Related Transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Stock

          SPR owns 100 percent of the voting stock of SPPC.

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

                                    COMMON SHARES
                                    BENEFICIALLY        PERCENT OF TOTAL COMMON
                                     OWNED AS OF       SHARES OUTSTANDING AS OF
  NAME OF DIRECTOR OR NOMINEE     FEBRUARY 28, 1998        FEBRUARY 28, 1998
------------------------------   -------------------  --------------------------
Edward P. Bliss                        13,090
Krestine M. Corbin                      9,406
Theodore J. Day                        19,467
Harold P. Dayton, Jr.                  11,701
James R. Donnelley                     17,373         No director or nominee
Richard N. Fulstone                    13,920         for director owns in excess
Walter M. Higgins                         100         of one percent.
James L. Murphy                         9,445
Ronald K. Remington                     7,367
Dennis E. Wheeler                       8,379
Robert B. Whittington                  12,202
                                 -------------------
                                      122,450
                                 ===================

                                    COMMON SHARES
                                    BENEFICIALLY        PERCENT OF TOTAL COMMON
                                     OWNED AS OF       SHARES OUTSTANDING AS OF
EXECUTIVE OFFICERS                FEBRUARY 28, 1998        FEBRUARY 28, 1998
------------------------------   -------------------  --------------------------
Walter M. Higgins                         100
Malyn K. Malquist                      14,888
William E. Peterson                    13,129         No executive officer owns
Mark A. Ruelle                          3,165         in excess of one percent.
Gerald W. Canning                       7,881
                                 -------------------
                                       39,163
                                 ===================
All directors and executive
 officers as a group (a)(b)(c)        186,017
                                 ===================

(a) Includes shares acquired through participation in the Employee Stock Purchase Plan and/or the 401 (k) plan.

(b) The number of shares beneficially owned includes shares which the Executive Officers currently have the right to acquire pursuant to stock options granted and performance shares earned under the Executive Long-Term Incentive Plan. Share beneficially owned pursuant to stock options granted to Messrs. Higgins, Malquist, Peterson, Ruelle, and

    Canning and all directors and executive officers as a group are -0-, 10,817, 10,287, 2,795, 6,017, and 42,441 shares, respectively. Shares beneficially owned as a result of performance shares earned by Messrs. Higgins, Malquist, Peterson, Ruelle, Canning, and all directors and officers as a group are 0; 1,350; 1,234; 0; 1,025 and 5,111, respectively.

(c) Included in the shares beneficially owned by the Directors are 68,603 shares of "phantom stock" representing the actuarial value of the Director's vested benefits in the terminated Retirement Plan for Outside Directors. The "phantom stock" is held in an account to be paid at the time of the Director's departure from the Board.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          SPR has entered to an agreement with Hale Day Gallagher Co., a real estate brokerage and investment company, to act as broker for the sale of a property owned by Lands of Sierra, Inc., a subsidiary of SPR. The eventual sale of the property will result in Hale Day Gallagher Co. receiving a standard brokerage commission not to exceed 5% of the selling price. Mr. T.J. Day, a senior partner of Hale Day Gallagher Co. and a Director of the Company, has no relationship with, or interest in, the transaction, will receive no part of the commission, and will receive no direct or indirect benefit from the transaction.

          Mr. Peterson, formerly a partner with the law firm of Woodburn and Wedge, became Senior Vice President and General Counsel for Sierra Pacific Resources in 1993. Woodburn and Wedge, which has performed legal services for Sierra Pacific Power Company since 1920 and for Sierra Pacific Resources and all of its subsidiaries from their inception, continues to perform legal work for the Company. Mr. Peterson's spouse, an equity partner in the firm since 1982, has performed work for the Company since 1976 and continues to do so from time to time.

          Susan Oldham, a former employee of SPPC specializing in water resources law, planning and policy accepted the Company's voluntary severance offering in December 1995. Ms. Oldham is the spouse of Steven C. Oldham, Vice President Transmission Business Group and Strategic Development for Sierra Pacific Power Company. Ms. Oldham, a licensed attorney in Nevada and California, has continued to perform specialized legal services in the water resources area for the Company on a contract basis.

          In April 1994, Mr. Malquist, who was elected President and Chief Executive Officer on January 13, 1998, received a $92,000 interest-free loan related to his employment arrangement with the Company. The loan is payable in four equal annual installments. Any installment due on any anniversary date on which Mr. Malquist is employed by the Company will be discharged by the Company in consideration for services rendered during the previous year.

                          CHANGE IN CONTROL AGREEMENT

          SPR has entered into severance agreements with all of the executive officers identified in Item 11, including the individuals named in the Summary Compensation Table, and two other senior executives of the Company who are not officers. These agreements provide that, upon termination of the executive's employment within twenty-four months following a change in control of SPR (as defined in the agreements) either (a) by SPR for reasons other than cause (as defined in the agreements), death or disability, or (b) by the executive for good reason (as defined by the agreement, including a diminution of responsibilities, compensation, or benefits (unless, with respect to reduction in salary or benefits, such reduction is applicable to all senior executives of the Company and the acquirer)), the executive will receive certain payments and benefits. These severance payments and benefits include (I) a lump sum payment equal to three times the sum of the executive's base salary and target bonus, (ii) a lump sum payment equal to the present value of the benefits the executive would have received had be continued to participate in the Company's retirement plans for an additional 3 years (or, in the case of the Company's Supplemental Executive Retirement Plan only, the greater of three years or the period from the date of termination until the executive's early retirement date, as defined in such plan), and (iii) continuation of life, disability, accident and health insurance benefits for a period of thirty-six (36) months immediately following termination of employment. The agreements also provide that if any compensation paid, or benefit provided, to the executive, whether or not pursuant to the severance agreements, would be subject to the federal excise tax on "excess parachute payments," payments and benefits provided pursuant to the agreement will be cut back to the largest amount that would not be subject to such excise tax, if such cutback results in a higher after-tax payment to the executive.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                                                Page
                                                                                                ----
1.      Financial Statements:
           Reports of Independent Accountants.............................................     39,40
           Consolidated Balance Sheets as of
             December 31, 1997 and 1996...................................................        41
           Consolidated Statements of Income for the Years
             Ended December 31, 1997, 1996 and 1995.......................................        42
           Consolidated Statements of Common Shareholder's Equity
             for the Years Ended December 31, 1997, 1996 and 1995.........................        43
           Consolidated Statements of Cash Flows for the
             Years Ended December 31, 1997, 1996 and 1995.................................        44
           Consolidated Statements of Capitalization as of
             December 31, 1997 and 1996...................................................        45
           Notes to Consolidated Financial Statements.....................................     46-64

               All other schedules have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules have been omitted because the information is not applicable.

3.             Exhibits:
                    Exhibits are listed in the Exhibit Index on pages 82-92.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SIERRA PACIFIC POWER COMPANY


                          By: /s/    Malyn K. Malquist
                              ------------------------
                                     Malyn K. Malquist
                          President and Chief Executive Officer
                                     March 23, 1998


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23th day of March, 1998.


/s/   Mark A. Ruelle                         /s/     Mary O. Simmons
------------------------------             -------------------------------
      Mark A. Ruelle                                 Mary O. Simmons
   Senior Vice President,                             Controller
Chief Financial Officer and Treasurer      (Principal Accounting Officer)
 (Principal Financial Officer)

/s/   Edward P. Bliss                        /s/     James L. Murphy
-------------------------------            -------------------------------
      Edward P. Bliss                                James L. Murphy
         Director                                       Director


/s/   Krestine M. Corbin                     /s/    Ronald K. Remington
--------------------------------           -------------------------------
      Krestine M. Corbin                            Ronald K. Remington
         Director                                       Director


/s/   Theodore J. Day                       /s/     Dennis E. Wheeler
--------------------------------           -------------------------------
      Theodore J. Day                               Dennis E. Wheeler
         Director                                       Director


/s/   Harold P. Dayton, Jr.                 /s/     Robert B. Whittington
--------------------------------           -------------------------------
      Harold P. Dayton, Jr.                         Robert B. Whittington
         Director                                       Director

/s/   James R. Donnelley                    /s/     Malyn K. Malquist
--------------------------------           -------------------------------
      James R. Donnelley                            Malyn K. Malquist
         Director                                       Director


/s/   Richard N. Fulstone
--------------------------------
      Richard N. Fulstone
         Director

                          SIERRA PACIFIC POWER COMPANY
                          1997 FORM 10-K EXHIBIT INDEX

          Exhibits filed with this Form 10-K are denoted with an asterisk (*). The other listed exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

(3)
       . Restated Articles of Incorporation of the Company dated May 19, 1987 (originally filed as Exhibit (3)(A) to the 1987 Form 10-K - refiled as Exhibit (3)(A) to the 1993 Form 10-K)

       . Certificate of Amendments dated August 26, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's preferred stock (Exhibit 3.1 to Form 8-K dated August 26, 1992)

       . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Series C Preferred Stock (Exhibit 4.1 to Form 8-K dated August 26, 1992)

       . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Series G Preferred Stock (Exhibit 4.2 to Form 8-K dated August 26, 1992)

       . Certificate of Designation, Preferences and Rights dated August 31, 1992 to Restated Articles of Incorporation of the Company dated May 19, 1987, in connection with the Company's Class A Series 1 Preferred Stock (Exhibit 4.3 to Form 8-K dated August 26, 1992)

       .  By-laws of the Company, as amended through June 30, 1988 (Exhibit
          (3)(A) to the 1989 Form 10-K)

       . Articles of Incorporation of Pinon Pine Corp., dated December 11, 1995 (Exhibit (3)(A) to the 1995 Form 10-K)

       . Articles of Incorporation of Pinon Pine Investment Co., dated December 11, 1995 (Exhibit (3)(B) to the 1995 Form 10-K)

       . Agreement of Limited Liability Company of Pinon Pine Company, L.L.C., dated December 15, 1995, between Pinon Pine Corp., Pinon Pine Investment Co. and GPSF-B INC 1995 (Exhibit (3)(C) to the 1995 Form 10-K)

       . By-laws of the Company, in its entirety, as amended through November 13, 1996 (Exhibit (3)(A) to the 1996 Form 10-K)

(4)
       . Mortgage Indentures of the Company defining the rights of the holders of the Company's First Mortgage Bonds: Original Indenture (Exhibit 7-A to Registration No. 2-7475); Ninth Supplemental Indenture (Exhibit 2-M to Registration No. 2-59509); Tenth Supplemental Indenture (Exhibit 4-K to Registration No. 2-23932); Eleventh Supplemental Indenture (Exhibit 4-L to Registration No. 2-26552); Twelfth Supplemental Indenture (Exhibit 4-Lto Registration No. 2-36982); Sixteenth Supplemental Indenture (Exhibit 2-Y to Registration No. 2-53404); Nineteenth Supplemental Indenture (originally filed as Exhibit (2)(B) to the 1978 Form 10-K -refiled as Exhibit (4)(A) to the 1991 Form 10-K; Twentieth Supplemental Indenture (originally filed as Exhibit
          (2)(C) to the 1978 Form 10-K - refiled as Exhibit (4)(B) to the 1991 Form 10-K); Twenty-Seventh Supplemental Indenture (Exhibit (4)(A) to the 1989 Form 10-K); Twenty-Eighth Supplemental Indenture (Exhibit
          (4)(A) to the 1992 Form 10-K); Twenty-Ninth Supplemental Indenture (Exhibit D to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program); Thirtieth Supplemental Indenture (Exhibit (4)(B) to the 1992 Form 10-K); Thirty-First Supplemental Indenture (Exhibit (4)(C) to the 1992 Form 10-K); Thirty-Second Supplemental Indenture (Exhibit 4.6 to Registration No. 33-69550); Thirty-Third Supplemental Indenture (Exhibit C to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

       . Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term Note program (Exhibit B to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

       . First Supplemental Indenture dated June 1, 1992 to Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term note program (Exhibit C to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

       . Second Supplemental Indenture dated October 1, 1993 to Collateral Trust Indenture dated June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's medium-term note program (Exhibit B to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

       . Form of Medium-Term Global Floating Rate Note, Series A (Exhibit E to Form 8-K dated July 15, 1992 in connection with the Company's medium-term note program)

       . Form of Medium-Term Global Floating Rate Note, Series B (Exhibit D to Form 8-K dated October 20, 1993 in connection with the Company's medium-term note program)

       . Distribution Agreement to final forms of exhibits to the Company's Registration Statement (No. 333-1374) in connection with its offering of $80 million of Collateralized Debt Securities (the Debt Securities) subsequently referred to as Series C Medium Term Notes and Collateralized Debt Securities. (Exhibit A on Form 8-K dated March 11,
          1996).

       . Third Supplemental Indenture dated as of February 1, 1996 to Collateral Trust Indenture dated as of June 1, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's Medium Term Note Program. (Exhibit B to Form 8-K dated March 11, 1996).

       . Thirty-fourth Supplemental Indenture dated as of February 1, 1996 to Indenture of Mortgage dated as of December 1, 1940 defining the rights of the Company's First Mortgage Bonds. (Exhibit C to Form 8-K dated March 11, 1996).

       . Form of Medium-Term Global Fixed Rate Note, Series C. (Exhibit D to Form 8-K dated March 11, 1996).

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

(10)

       . Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (confidential portions omitted and filed separately with the Securities and Exchange Commission) (Exhibit 5-GG to Registration No. 2-62476)

       . Amendment No. 1 dated November 8, 1983 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (originally filed as Exhibit (10)(B) to the 1983 Form 10-K -refiled as Exhibit (10)(B) to the 1991 Form 10-K)

       . Amendment No. 2 dated February 25, 1987 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (originally filed as Exhibit (10)(G) to the 1986 Form 10-K as amended by Form 8 filed May 19, 1987 - refiled as Exhibit (10)(A) to the 1993 Form 10-K)

       . Amendment No. 3 dated May 8, 1992 to Coal Sales Agreement dated May 16, 1978 between the Company and Coastal States Energy Company (Exhibit (10)(B) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

       . Coal Purchase Contract dated June 19, 1986 between the Company, Black Butte Coal Company and Idaho Power Company (originally filed as Exhibit (10)(B) to the 1986 Form 10-K - refiled as Exhibit (10)(C) to the 1992 Form 10-K)

       . Settlement Agreement and Mutual Release dated May 8, 1992 between the Company and Coastal States Energy Company (Exhibit (10)(D) to the 1992 Form 10-K; confidential portions omitted and filed separately with the Securities and Exchange Commission)

       . Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (originally filed as Exhibit (10)(A) to the 1981 Form 10-K - refiled as Exhibit (10)(C) to the 1991 Form 10-K)

       . Amendatory Agreement dated February 14, 1992 to Interconnection Agreement dated May 29, 1981 between the Company and Idaho Power Company (Exhibit (10)(D) to the 1991 Form 10-K)

       . Agreement dated February 23, 1989 between the Company and Idaho Power Company for the supply of power and energy (Exhibit (10)(A) to the 1988 Form 10-K)

       . Cooperative Agreement dated July 31, 1992 between the Company and the United States Department of Energy in connection with the Pinon Pine Integrated Coal Gasification Combined Cycle Project (Exhibit (10)(H) to the 1992 Form 10-K)

       . Revised Intercompany Pool Agreement dated July 19, 1982 pertaining to the Company's membership (originally filed as Exhibit (10)(C) to the 1982 Form 10-K - refiled as Exhibit (10)(E) to the 1991 Form 10-K)

       . Agreement dated November 7, 1986 between the Company and Western Systems Power Pool (Exhibit (10)(C) to the 1988 Form 10-K)

       . Memorandum dated October 1, 1988 to Agreement dated November 7, 1986 between the Company and Western Systems Power Pool (Exhibit (10)(D) to the 1988 Form 10-K)

       . General Transfer Agreement dated February 25, 1988 between the Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration (Exhibit (10)(E) to the 1988 Form 10-K)

       . Rail Transportation Contract dated June 30, 1986 between the Company and Idaho Power Company as shippers and Union Pacific and Western Pacific Railroad Companies as carriers (originally confidentially filed as Exhibit (10)(H) to the 1986 Form 10-K as amended by Form 8 filed May 19, 1987 - refiled as Exhibit (10)(C) to the 1993 Form 10-K)

       . Addendum dated October 9, 1993 to Rail Transportation Contract dated June 30, 1986 between the Company and Idaho Power Company as shippers and Union Pacific Railroad Companies as carriers (Exhibit (10)(D) to the 1993 Form 10-K)

       . Financing Agreement dated March 1, 1987 between the Company and Humboldt County, Nevada relating to the Humboldt County, Nevada Variable Rate Demand Pollution Control Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(C) to the 1987 Form 10-K - refiled as Exhibit (10)(E) to the 1993 Form 10-K)

       . Financing Agreement dated March 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(E) to the 1987 Form 10-K - refiled as Exhibit (10)(F) to the 1993 Form 10-K)

       . Financing Agreement dated June 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(G) to the 1987 Form 10-K - refiled as Exhibit (10)(G) to the 1993 Form 10-K)

       . Financing Agreement dated December 1, 1987 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Variable Rate Demand Gas Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1987 (originally filed as Exhibit (10)(I) to the 1987 Form 10-K - refiled as Exhibit (10)(H) to the 1993 Form 10-K)

       . Financing Agreement dated September 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Gas Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(C) to the 1990 Form 10-K)

       . Financing Agreement dated December 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(E) to the 1990 Form 10-K)

       . First Amendment dated August 12, 1991 to Financing Agreement dated December 1, 1990 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(J) to the 1991 Form 10-K)

       . Letter of Credit, Reimbursement and Security Agreement dated December 12, 1990 between the Company and Union Bank of Switzerland relating to the Washoe County, Nevada Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 (Exhibit (10)(F) to the 1990 Form 10-K)

       . Financing Agreement dated June 1, 1993 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1993A (Exhibit (10) (I) to the 1993 Form 10-K)

       . Financing Agreement dated June 1, 1993 between the Company and Washoe County, Nevada relating to the Washoe County, Nevada Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 1993B (Exhibit (10) (J) to the 1993 Form 10-K)

       . Credit Agreement dated January 3, 1995 by and among the Company, The Lenders Parties hereto from time to time and Mellon Bank, N.A., as Agent. (Exhibit (10)(A) to the 1994 Form 10-K)

       . Agreement dated May 1, 1991 between the Company and the Inter-national Brotherhood of Electrical Workers (Exhibit (10)(K) to the 1991 Form 10-K)

       . Ratified changes to the Agreement between the Company and the International Brotherhood of Electrical Workers dated October 31, 1994 (Exhibit (10)(B) to the 1994 Form 10-K)

       . Employment Agreement dated June 27, 1994 by and among the Company SPR and Gerald C. Canning. (Exhibit (10)(C) to the 1994 Form 10-K)

       . Employment Agreement dated June 27, 1994 by and among the Company SPR and Thomas D. Parker. (Exhibit (10)(D) to the 1994 Form 10-K)

       . Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (originally filed as Exhibit (10)(C) to the 1986 Form 10-K - refiled as Exhibit (10)(I) to the 1992 Form 10-K)

       . Letter of Amendment dated May 18, 1987 to Lease dated January 30, 1986 between the Company and Silliman Associates Limited Partnership relating to the Company's corporate headquarters building (Exhibit
          (10)(L) to the 1987 Form 10-K - refiled as Exhibit (10) (K) to the 1993 Form 10-K)

       . Natural gas Transportation Service Agreement, dated January 11, 1995 between the Company and Tuscarora Gas Transmission Company (Filed with 1995 Form 10-K)

       . Fixed-Price Turn-Key Construction Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C (Filed with 1995 Form 10-K)

       . Operation and Maintenance Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C. (Filed with 1995 Form 10-K)

       . Syngas Purchase Agreement, dated December 15, 1995 between the Company and Pinon Pine Company, L.L.C. (Filed with 1995 Form 10-K)

       . The Amended and Restated Nonqualified Deferred Compensation Plan in which any director or any executive officer of the Company may participate. The Plan was amended and restated January 1, 1996 (Filed with 1996 Form 10-K)

       . Distribution Agreement related to the Company's offering of $35 million Collateralized Medium-term Notes, Series D (Exhibit A on Form 8-K, dated March 10, 1997)

     *(A)
          Change in Control Agreement dated February 18, 1997 by and among Sierra Pacific Resources and the following officers (individually):
          Gerald W. Canning, Jeffrey L. Ceccarelli, Randy G. Harris, Walter M. Higgins, Malyn K. Malquist, Lynn M. Miller, Steven C. Oldham, Victor
          H. Pena, William E. Peterson, Mark A. Ruelle, Mary O. Simmons, and Mary Jane Willier.

     *(B)
          Agreement dated January 1, 1998 between the Company and the International Brotherhood of Electrical Workers

     *(C)
          Notice of Termination of Power Purchase from PacifiCorp under the Interconnection Agreement of May 19, 1971.


(11)
       . The Company is a wholly owned subsidiary and, in accordance with Paragraph 6 of SFAS No. 128 (Earnings Per Share), earnings per share data have been omitted.


(12)
     *(A)
       . Calculation of Pre-Tax Interest Coverages for the Periods 1997, 1996 and 1995.

(16)
       . Letter from Coopers & Lybrand L.L.P. dated November 21, 1996 regarding the change in certifying accountants. (Exhibit filed with Form 8-K/A dated November 22, 1996)


(21)
       .  Subsidiaries of the Registrant:
          Pinon Pine Company
          Pinon Pine Investment Company
          Sierra Pacific Power Capital Trust I (The Trust)

(23)
    *(A) Consent of Independent Accountants in connection with the Registration Statement of Sierra Pacific Power Company (File No. 333-17041), regarding its issuance of Series D Medium-Term Notes.


(27)
    *(A)
          The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-K for the twelve month period ending December 31, 1997.