Form 10-K405/A
period 1997-12-31
SIERRA PACIFIC POWER CO
filed 1998-09-03
CIK 90144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997        Commission File Number 0-508


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

     Preferred Stock:   Series A, $2.44 Dividend, $50 par value
     ---------------    Series B, $2.36 Dividend, $50 par value
     (Title of Class)   Series C, $3.90 Dividend, $50 par value
                        Sierra Pacific Power Capital Trust I, $2.15 Dividend,
                        $25 stated value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X    No
                                         --------    --------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
             -----

State the aggregate market value of the voting stock held by non-affiliates. As of March 20, 1998: None

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class
Common Stock, $3.75 par value      Outstanding at March 20, 1998: 1,000 shares

================================================================================

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 by revising Part II Item 8 with the following two changes. The section has been revised to include a signed audit report. Also, the Consolidated Statements of Cash Flows have been revised to delete the item "Non cash charges to utility plant".

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SIERRA PACIFIC POWER COMPANY



                              By:      /s/  Mark A. Ruelle
                                 -----------------------------
                                 Mark A. Ruelle
                                 Senior Vice President
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)


Date:  August 25, 1998

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                 Page
                                                                                ------
Reports of Independent Accountants...........................................   39, 40

Financial Statements:

        Consolidated Balance Sheets as of December 31, 1997 and 1996.........       41
        Consolidated Statements of Income for the Years Ended December 31,
          1997, 1996 and 1995................................................       42
        Consolidated Statements of Common Shareholder's Equity for the
          Years Ended December 31, 1997, 1996 and 1995.......................       43
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995...................................       44
        Consolidated Statements of Capitalization as of December 31, 1997
          and 1996...........................................................       45

Notes to Consolidated Financial Statements...................................    46-64

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



DELOITTE & TOUCHE

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



COOPERS & LYBRAND L.L.P.

San Francisco, California
February 16, 1996

                         SIERRA PACIFIC POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                                      December 31,
                                      ASSETS                                                    1997                 1996
                                      ------                                                -----------          -----------
Utility Plant, at Original Cost:
 Plant in service                                                                             $2,063,269           $1,984,781
   Less accumulated provision for depreciation                                                   664,490              606,406
                                                                                              ----------           ----------
                                                                                               1,398,779            1,378,375
 Construction work in progress                                                                   202,036              165,939
                                                                                              ----------           ----------
                                                                                               1,600,815            1,544,314
                                                                                              ----------           ----------

Other Investments                                                                                 26,791               21,290
                                                                                              ----------           ----------
Current Assets:
 Cash and cash equivalents                                                                         6,920                  890
 Accounts receivable less provision for
  Uncollectible accounts: 1997 - $1,704; 1996 - $2,196                                           104,926               94,782
 Materials, supplies and fuel, at average cost                                                    25,255               27,586
 Other                                                                                             2,572                3,948
                                                                                              ----------           ----------
                                                                                                 139,673              127,206
                                                                                              ----------           ----------
Deferred Charges:
 Regulatory tax asset                                                                             66,563               67,667
 Other regulatory assets                                                                          63,476               67,319
 Other                                                                                            14,924               14,832
                                                                                              ----------           ----------
                                                                                                 144,963              149,818
                                                                                              ----------           ----------

                                                                                              $1,912,242           $1,842,628
                                                                                              ==========           ==========
     CAPITALIZATION AND LIABILITIES
     ------------------------------
Capitalization:
 Common shareholder's equity                                                                  $  639,556           $  606,896
 Preferred stock                                                                                  73,115               73,115
 Preferred stock subject to mandatory redemption:
 Company-obligated Mandatorily Redeemable Preferred Securities of the Company's Subsidiary Trust, Sierra Pacific Power Capital I,
    holding solely $50 million principal amount of 8.6% Junior
    Subordinated Debentures of the Company, due 2036                                              48,500               48,500
                                                                                                 606,889              607,287
  Long-term debt                                                                              ----------           ----------
                                                                                               1,368,060            1,335,798
                                                                                              ----------           ----------

Current Liabilities:
 Short-term borrowings                                                                            75,000               38,000
 Current maturities of long-term debt and redeemable preferred stock                                 454               15,434
 Accounts payable                                                                                 63,088               53,998
 Accrued interest                                                                                  6,394                6,178
 Dividends declared                                                                               19,365               17,365
 Accrued salaries and benefits                                                                    14,978               11,300
 Other current liabilities                                                                        19,209               21,560
                                                                                              ----------           ----------
                                                                                                 198,488              163,835
                                                                                              ----------           ----------
Deferred Credits:
 Accumulated deferred federal income taxes                                                       162,627              162,438
 Accumulated deferred investment tax credits                                                      39,873               41,835
 Regulatory tax liability                                                                         40,767               42,870
 Accrued retirement benefits                                                                      37,456               28,624
 Customer advances for construction                                                               38,478               39,429
 Other                                                                                            26,493               27,799
                                                                                              ----------           ----------
                                                                                                 345,694              342,995
                                                                                              ----------           ----------
Commitments and Contingencies (Notes 5 and 16)                                                $1,912,242           $1,842,628
                                                                                              ==========           ==========

The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)


                                                                                   Year Ended December 31,

                                                               1997                       1996                       1995
                                                               ----                       ----                       ----
Operating Revenues:
  Electric                                                    $540,346                   $507,004                   $491,419
  Gas                                                           70,675                     67,376                     62,572
  Water                                                         46,519                     45,344                     43,793
                                                              --------                   --------                   --------
                                                               657,540                    619,724                    597,784
                                                              --------                   --------                   --------
Operating Expenses:
  Operation:
    Purchased power                                            130,612                    122,272                    119,464
    Fuel for power generation                                  100,861                    102,601                     84,878
    Gas purchased for resale                                    38,127                     33,899                     35,864
    Deferral of energy costs-net                                     8                     (1,736)                     9,597
    Other                                                      120,600                    121,798                    117,619
  Maintenance                                                   23,387                     20,672                     18,391
  Depreciation and Amortization                                 64,117                     58,118                     55,065
  Taxes:
    Income taxes                                                40,387                     36,241                     37,370
    Other than income                                           19,269                     18,851                     17,725
                                                              --------                   --------                   --------
                                                               537,368                    512,716                    495,973
                                                              --------                   --------                   --------
Operating Income                                               120,172                    107,008                    101,811
                                                              --------                   --------                   --------

Other Income:
  Allowance for other funds used during construction             5,723                      5,231                      1,245
  Other (expense)income-net                                        810                        867                     (3,378)
                                                              --------                   --------                   --------
                                                                 6,533                      6,098                     (2,133)
                                                              --------                   --------                   --------
      Total Income Before Interest Charges                     126,705                    113,106                     99,678
                                                              --------                   --------                   --------

Interest Charges:
  Long-term debt                                                39,609                     37,051                     35,326
  Other                                                          4,583                      4,579                      1,781
  Allowance for borrowed funds used during
    construction and Capitalized Interest                       (4,785)                    (3,924)                    (3,412)
                                                              --------                   --------                   --------
                                                                39,407                     37,706                     33,695
                                                              --------                   --------                   --------
Income Before Mandatorily Redeemable Preferred
  Securities                                                    87,298                     75,400                     65,983
Preferred Dividend Requirements of Company-Obligated
  Mandatorily Redeemable Preferred Securities                   (4,171)                    (1,749)                         -
                                                              --------                   --------                   --------
 Income Before Preferred Dividends                              83,127                     73,651                     65,983
   Preferred Dividend Requirements                              (5,459)                    (6,300)                    (7,374)
                                                              --------                   --------                   --------
Income Applicable to Common Stock                             $ 77,668                   $ 67,351                   $ 58,609
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

                         SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                           Year Ended December 31,
                                                                                      1997           1996         1995
                                                                                      ----           ----         ----
Cash Flows From Operating Activities:
------------------------------------
  Income before preferred dividends                                                 $  83,127    $  73,651    $  65,983
Non-Cash items included in income:
      Depreciation and amortization                                                    64,117       58,118       55,065
      Deferred taxes and investment tax credits                                        (2,772)       1,233       (2,699)
      AFUDC and capitalized interest                                                  (10,508)      (9,155)      (4,657)
      Deferred energy costs                                                                 8       (1,736)       9,597
      Early Retirement and severance amortization                                       4,551        7,877        2,127
       Merger Costs                                                                       (50)       1,909       11,612
      Other non-cash                                                                   (2,109)       2,803        2,719
  Changes in certain assets and liabilities:
      Accounts receivable                                                             (10,144)      (3,520)     (15,965)
      Materials, supplies and fuel                                                      2,331        2,869          935
      Other current assets                                                              1,376       (1,602)         820
      Accounts payable                                                                  9,090      (36,817)      41,260
      Other current liabilities                                                         1,543       12,475       (5,814)
      Other - net                                                                       4,895        2,561       (7,048)
                                                                                    ---------    ---------    ---------
Net Cash Flows From Operating Activities                                              145,455      110,666      153,935
                                                                                    ---------    ---------    ---------

Cash Flows Used in Investing Activities:
---------------------------------------
  Additions to utility plant                                                         (136,248)    (193,634)    (139,138)
  Customer refunds for construction                                                      (951)        (739)        (571)
  Contributions in aid of construction                                                 26,321       15,272        6,621
                                                                                    ---------    ---------    ---------
     Net cash used for utility plant                                                 (110,878)    (179,101)    (133,088)
  Disposal of (investment in) subsidiaries and
     other non-utility property-net                                                    (5,254)         681      (16,950)
                                                                                    ---------    ---------    ---------
Net Cash Used in Investing Activities                                                (116,132)    (178,420)    (150,038)
                                                                                    ---------    ---------    ---------

Cash Flows From (Used in) Financing Activities:
----------------------------------------------
  Increase (Decrease) in short-term borrowings                                         40,583      (16,059)      12,635
  Proceeds from issuance of long-term debt                                                  -       80,041            -
  Retirement of long-term debt                                                        (15,417)        (427)     (10,383)
  Decrease in funds held in trust                                                           -        9,175       23,058
  Retirement of preferred stock                                                             -      (20,400)      (6,800)
  Proceeds from Company-obligated Mandatorily Redeemable
      Preferred Securities                                                                  -       48,500            -
  Additional investment by parent company                                              27,000       36,000       35,329
  Expenses of external financing                                                            -            -          (59)
  Dividends paid                                                                      (75,459)     (69,559)     (61,420)
                                                                                    ---------    ---------    ---------
Net Cash (Used in) From Financing Activities                                          (23,293)      67,271       (7,640)
                                                                                    ---------    ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents                                    6,030         (483)      (3,743)
Beginning Balance in Cash and Cash Equivalents                                            890        1,373        5,116
                                                                                    ---------    ---------    ---------
Ending Balance in Cash and Cash Equivalents                                         $   6,920    $     890    $   1,373
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

                         SIERRA PACIFIC POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (DOLLARS IN THOUSANDS)

                                                                                            December 31,
                                                                                     1997                1996
                                                                                     ----                ----
Common Shareholder's Equity:
---------------------------
  Common stock, $3.75 par value,
    1,000 shares authorized, issued and outstanding                                  $        4          $        4
  Other paid-in capital                                                                 545,434             518,434
  Retained earnings                                                                      94,118              88,458
                                                                                     ----------          ----------
            Total Common Shareholder's Equity                                           639,556             606,896
                                                                                     ----------          ----------

Cumulative Preferred Stock:
--------------------------
  Not subject to mandatory redemption:
      $50 par value:
        Series A; $2.44 dividend                                                          4,025               4,025
        Series B; $2.36 dividend                                                          4,100               4,100
        Series C; $3.90 dividend                                                         14,990              14,990
      $25 stated value:
        Class A Series 1; $1.95 dividend                                                 50,000              50,000
                                                                                     ----------          ----------
            Total Preferred Stock                                                        73,115              73,115

  Company-obligated Mandatorily Redeemable Preferred
       Securities of the Company's Subsidiary Trust,
       Sierra Pacific Power Capital I, holding solely
       $50 million principal amount of 8.60% Junior
       Subordinated Debentures of the Company, due 2036                                  48,500              48,500
                                                                                     ----------          ----------
   Total preferred stock                                                                121,615             121,615
                                                                                     ----------          ----------
Long-Term Debt:
--------------
  First Mortgage Bonds:
     Unamortized bond premium and discount, net                                            (867)               (906)
  Debt Secured by First Mortgage Bonds:
     2.00%  Series Z  due 2004                                                              114                 135
     2.00%  Series O  due 2011                                                            1,618               1,736
     6.35%  Series FF due 2012                                                            1,000               1,000
     6.55%  Series AA due 2013                                                           39,500              39,500
     6.30%  Series DD due 2014                                                           45,000              45,000
     6.65%  Series HH due 2017                                                           75,000              75,000
     6.65%  Series BB due 2017                                                           17,500              17,500
     6.55%  Series GG due 2020                                                           20,000              20,000
     6.30%  Series EE due 2022                                                           10,250              10,250
     6.95% to 8.65% Series A MTN due 2022                                               115,000             115,000
     7.10% and 7.14% Series B MTN due 2023                                               58,000              58,000
     6.83% and 6.86% Series C MTN due 1999                                               30,000              30,000
     6.62% to 6.83% Series C MTN due 2006                                                50,000              50,000
     5.90%  Series JJ due 2023                                                            9,800               9,800
     5.90%  Series KK due 2023                                                           30,000              30,000
     5.00%  Series Y due 2024                                                             3,275               3,335
     6.70%  Series II due 2032                                                           21,200              21,200
                                                                                     ----------          ----------
            Subtotal, excluding current portion                                         527,257             527,456
  Variable Rate Note:
     Water Facilities Note: maturing 2020                                                80,000              80,000
  Other, excluding current portion                                                          499                 737
                                                                                     ----------          ----------
            Total Long-Term Debt                                                        606,889             607,287
                                                                                     ----------          ----------
TOTAL CAPITALIZATION                                                                 $1,368,060          $1,335,798
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

  The following schedule reflects SPPC's 50% ownership interest in the jointly-owned electric utility plant at December 31, 1997 (dollars in thousands):

                                            Electric           Accumulated          Construction
                              MW             Plant            Provision For           Work In
             Plant         Capacity        In Service         Depreciation            Progress
             -----         --------        ----------         ------------            --------
          Valmy #1            129           $127,520             $49,642                 $173
          Valmy #2            137           $153,917             $48,850                 $592

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

                                      1997                    1996                 1995
                                  ------------            ------------          -----------
(dollars in thousands)        Shares      Amount      Shares      Amount      Shares      Amount
                             ---------   ---------   ---------   ---------   ---------   --------
Not Subject to
  Mandatory Redemption:
    Series A                    80,500    $  4,025      80,500    $  4,025      80,500    $ 4,025
    Series B                    82,000       4,100      82,000       4,100      82,000      4,100
    Series C                   299,800      14,990     299,800      14,990     299,800     14,990
    Class A Series 1         2,000,000      50,000   2,000,000      50,000   2,000,000     50,000
                             ---------    --------   ---------    --------   ---------    -------
         Subtotal            2,462,300      73,115   2,462,300      73,115   2,462,300     73,115
Subject to Mandatory
  Redemption:
    Series G                         -           -           -           -     408,000     20,400
    Preferred Securities
     of Sierra Pacific       1,940,000      48,500   1,940,000      48,500           -          -
      Power                  ---------    --------   ---------    --------   ---------    -------
     Capital I

     Total                   4,402,300    $121,615   4,402,300    $121,615   2,870,300    $93,515
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

       SPPC's aggregate annual amounts of maturities for long-term debt for each fiscal year ended 1998 through 2002 are shown below (dollars in thousands):

                     1998            $500
                     1999          30,500
                     2000             300
                     2001             200
                     2002             200

NOTE 6.  TAXES

     The following reflects the composition of taxes on income (dollars in thousands):

                                                                             1997                  1996               1995
                                                                             ----                  ----               ----
Federal:
Taxes estimated to be currently
     Payable                                                                 $40,574              $33,070            $39,150

   Deferred taxes related to:
     Excess of tax depreciation over
           book depreciation                                                   3,997                5,217              9,237
     Deferral of energy costs
           deducted currently for tax
           purposes-net                                                           (3)                (307)            (4,112)
     Contributions in aid of
           construction and customer
           Advances                                                           (3,966)              (2,917)            (1,798)
     Avoided interest capitalized                                             (1,578)              (3,124)              (569)
     Costs of abandoned merger                                                   301                4,359               (776)
     Other-net                                                                   712                  (33)            (2,739)
     Net amortization of investment tax
            Credit                                                            (1,962)              (1,961)            (1,942)
State (California)                                                               801                  754                688
                                                                         ---------------------------------------------------
           Total                                                             $38,876              $35,058            $37,139
                                                                         ===================================================

As Reflected in Statements of Income:
    Federal income taxes                                                      39,586               35,487             36,682
    State income taxes                                                           801                  754                688
                                                                         ---------------------------------------------------
          Operating Income                                                    40,387               36,241             37,370
    Other income-net                                                          (1,511)              (1,183)              (231)
                                                                         ---------------------------------------------------
          Total                                                              $38,876              $35,058            $37,139
                                                                         ===================================================

     The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons (dollars in thousands):

                                                                              1997                  1996                1995
                                                                   ------------------------------------------------------------
Income before preferred dividends                                            $ 83,127              $ 73,651            $ 65,983
Total income tax expense                                                       38,876                35,058              37,139
                                                                   ------------------------------------------------------------
                                                                              122,003               108,709             103,122
Statutory tax rate                                                                 35%                   35%                 35%
                                                                   ------------------------------------------------------------
Expected income tax expense                                                    42,701                38,048              36,093
Depreciation related to difference
  in cost basis for tax purposes                                                1,591                 2,456               2,394
Allowance for funds used during
  construction - equity                                                        (1,912)               (1,831)               (540)
Tax benefit from the disposition
  of assets                                                                      (569)               (1,130)             (1,427)
ITC amortization                                                               (1,962)               (1,961)             (1,942)
Other-net                                                                        (973)                 (524)              2,561
                                                                   ------------------------------------------------------------
                                                                             $ 38,876              $ 35,058            $ 37,139
                                                                   ============================================================
Effective tax rate                                                               31.9%                 32.2%               36.0%
                                                                   ============================================================

ACCUMULATED DEFERRED FEDERAL INCOME TAXES
-----------------------------------------

     The net accumulated deferred federal income tax liability consists of accumulated deferred federal income tax liabilities less related accumulated deferred federal income tax assets, as shown (dollars in thousands):

                                                                             1997                1996                1995
                                                                             ----                ----                ----
Accumulated Deferred Federal
Income Tax Liabilities:
   AFUDC                                                                    $  7,174            $  5,745           $  4,459
   Bond redemptions                                                            6,423               6,690              7,184
   Excess of tax depreciation over
     book depreciation                                                       154,240             142,441            136,067
   Tax benefits flowed through
     to customers                                                             66,563              67,667             69,610
   Other                                                                       5,853               7,532              5,403
                                                                -----------------------------------------------------------
 Total                                                                       240,253             230,075            222,723
                                                                -----------------------------------------------------------
Accumulated Deferred Federal
  Income Tax Assets:
   Avoided interest capitalized                                               13,819              12,241              9,117
   Contributions in aid of
     construction and customer advances                                       30,697              25,980             23,102
   Unamortized investment tax credit                                          21,471              22,527             23,583
   Other                                                                      11,639               6,890              7,949
                                                                -----------------------------------------------------------
 Total                                                                        77,626              67,638             63,751
                                                                -----------------------------------------------------------
Accumulated Deferred Federal Income Taxes                                   $162,627            $162,437           $158,972
                                                                ===========================================================

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

  The following table sets forth a reconciliation of the funded status of the plan with amounts included in SPPC's consolidated balance sheets as of December 31, 1997 and 1996 (dollars in thousands):

                                                                             1997                 1996
                                                                         ----------            ----------
Actuarial present value of benefit
obligations:
    Vested benefit obligation                                               $ 134,237            $ 118,383
                                                                            =========            =========

    Accumulated benefit obligation                                          $ 142,572            $ 125,547
                                                                            =========            =========

    Projected benefit obligation                                            $ 180,921            $ 157,660
                                                                            =========            =========

Less plan assets at fair value                                               (190,535)            (167,416)
                                                                            ---------            ---------
Projected benefit obligation (less than) in
 excess of plan assets                                                         (9,614)              (9,756)
Unrecognized net gain                                                          35,379               26,661
Unrecognized prior service cost                                                (9,419)              (4,251)
                                                                            ---------            ---------

Net balance sheet liability                                                 $  16,346            $  12,654
                                                                            =========            =========

  In the preceding table, unrecognized net gain represents the net gain attributable to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

Net periodic pension expense for 1997, 1996 and 1995 included the following components (dollars in thousands):

                                                                        1997                       1996                    1995
                                                                      --------                  ---------               ----------
Service cost                                                           $  5,825                  $  6,652                 $  6,320
Interest cost                                                            11,920                    11,778                   10,380
Actual gain on plan assets                                              (31,617)                  (19,954)                 (33,248)
Net amortizations and deferrals                                          17,564                     7,736                   23,518
Costs associated with 1995
  early retirement plan                                                       -                         -                   12,825
                                                                       --------                  --------                ---------
Net periodic pension cost as
  Determined under SFAS No. 87                                            3,692                     6,212                   19,795
Amount expensed (deferred) under
  SFAS No. 71 - net                                                       2,599                     3,882                  (11,509)
                                                                       --------                  --------                ---------
Net periodic pension expense
  Recognized                                                           $  6,291                  $ 10,094                 $  8,286
                                                                       ========                  ========                 ========

Amount charged to operating expense                                    $  4,188                  $  6,769                 $  5,416
                                                                       ========                  ========                 ========
Amount charged to utility plant
  and clearing accounts                                                $  2,103                  $  3,325                 $  2,870
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

  The amount deferred under SFAS No. 71 represents the SFAS No. 88 costs arising from the 1989, 1992 and 1995 early retirement programs. Pursuant to PUCN directive and prior precedent, costs for the 1989, 1992 and 1995 programs are being amortized over 10 years and are summarized as follows (dollars in thousands):

                                                                    1997                 1996                1995
                                                                  ---------            ---------           --------
SFAS No. 88 costs associated with
  the 1995 early retirement program                                 $  -                $  -              $(12,825)
Amortization of 1995 early
  retirement program                                                 1,283               2,566                   -
Amortization of 1992 early
  retirement program                                                   574                 574                 574
Amortization of 1989 early
  retirement program                                                   742                 742                 742
                                                                    ------              ------            --------
Net amount expensed (deferred)
  under SFAS No. 71                                                 $2,599              $3,882            $(11,509)
                                                                    ======              ======            ========

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

  The following table sets forth a reconciliation of the funded status of the plan with amounts included in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 (dollars in thousands):

                                                                                  1997                   1996
                                                                                --------               --------
Accumulated postretirement benefit obligation:
   Retirees                                                                      $ 32,920             $ 37,941
   Fully eligible active participants                                               6,056                6,227
   Other active plan participants                                                  26,507               29,358
                                                                                 --------             --------
     Total                                                                         65,483               73,526

Less plan assets at fair value                                                    (39,326)             (32,944)
                                                                                 --------             --------
Accumulated  postretirement benefit obligation                                     26,157               40,582
 in excess of plan assets
Unrecognized prior service cost                                                         0                 (415)
Unrecognized net gain                                                              20,837                8,562
Unrecognized transition obligation                                                (33,818)             (39,419)
                                                                                 --------             --------

                                                                                 $ 13,176             $  9,310
Net balance sheet liability                                                      ========             ========


  In the preceding table, unrecognized net gain represents the net change attributed to changes in actuarial assumptions and differences between actual experience and actuarial assumptions.

  Net periodic postretirement benefit expense for 1997, 1996 and 1995 included the following components (dollars in thousands):

                                                               1997               1996             1995
                                                            ----------         ---------         ---------
Service cost                                                  $ 2,440           $ 2,587           $ 2,448
Interest cost                                                   5,597             5,269             4,479
Actual gain on plan assets                                     (4,996)           (1,942)           (3,891)
Net amortizations and deferrals                                 2,030               (94)            2,111
Amortization of transition                                      2,464             2,464             2,838
  Obligation over 20 years
Costs associated with 1995 early
  Retirement plan                                                   -                 -             8,047
                                                              -------           -------           -------
Net periodic  postretirement benefit                            7,535             8,284            16,032
  Cost determined under SFAS No. 106
Amount expensed (deferred) under
  SFAS No. 71 - net                                               805             2,044            (7,086)
                                                              -------           -------           -------

Net periodic postretirement expense
  Recognized                                                  $ 8,340           $10,328           $ 8,946
                                                              =======           =======           =======

Amount charged to operating expense                           $ 5,547           $ 6,903           $ 6,108
                                                              =======           =======           =======

Amount charged to utility plant and
  Clearing accounts                                           $ 2,793           $ 3,425           $ 2,838
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

The following schedule summarizes the amortization of the deferred costs (dollars in thousands):

                                                                       1997                1996             1995
                                                                  -------------       ------------       -----------
SFAS No. 106 costs deferred                                               $  -              $  -             $(8,047)
Amortization of 1995 early
  Retirement program                                                        805             1,610                 -
Amortization of 1993 deferred costs                                          -                434                961
                                                                  -------------       ------------       -----------

Net amount expensed (deferred) under
  SFAS No. 71                                                             $ 805             $2,044           $(7,086)
                                                                  =============       ============       ===========

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

NOTE 14.     SEGMENT INFORMATION

     Information related to the segments of SPPC's business is detailed below (dollars in thousands):

December 31, 1997                        Electric                 Gas                   Water                  Total
-----------------                   -----------------      -----------------      -----------------      -----------------
 Operating Revenues                        $  540,346               $ 70,675               $ 46,519             $  657,540
                                    =================      =================      =================      =================
 Operating Income                          $   99,671               $ 10,057               $ 10,444             $  120,172
                                    =================      =================      =================      =================
 Depreciation                              $   52,239               $  4,531               $  7,347             $   64,117
                                    =================      =================      =================      =================
 Capital Expenditures                      $  105,531               $ 12,191               $ 30,079             $  147,801
                                    =================      =================      =================      =================
 Identifiable Assets:
  Net Utility Plant                        $1,228,872               $111,606               $260,337             $1,600,815
  Other                                    $  152,877               $ 15,524               $ 12,945             $  181,346
 Other Utility Assets                               -                      -                      -             $  130,081
                                    -----------------      -----------------      -----------------      -----------------
 Total Assets                              $1,381,749               $127,130               $273,282             $1,912,242
                                    =================      =================      =================      =================



December 31, 1996                       Electric                  Gas                   Water                  Total
------------------------            -----------------      -----------------      -----------------      -----------------

 Operating Revenues                        $  507,004               $ 67,376               $ 45,344             $  619,724
                                    =================      =================      =================      =================

 Operating Income                          $   86,428               $ 11,035               $  9,545             $  107,008
                                    =================      =================      =================      =================

 Depreciation                              $   47,797               $  4,223               $  6,098             $   58,118
                                    =================      =================      =================      =================
 Capital Expenditures                      $  158,482               $ 10,798               $ 33,829             $  203,109
                                    =================      =================      =================      =================
 Identifiable Assets:
  Net Utility Plant                        $1,183,727               $104,427               $256,160             $1,544,314
  Other                                    $  140,852               $ 13,270               $ 12,653             $  166,775
 Other Utility Assets                               -                      -                      -             $  131,539
                                    -----------------      -----------------      -----------------      -----------------
 Total Assets                              $1,324,579               $117,697               $268,813             $1,842,628
                                    =================      =================      =================      =================



December 31, 1995                       Electric                  Gas                   Water                  Total
---------------------               -----------------      -----------------      -----------------      -----------------

 Operating Revenues                        $  491,419               $ 62,572               $ 43,793             $  597,784
                                    =================      =================      =================      =================
 Operating Income                          $   87,825               $  5,041               $  8,945             $  101,811
                                    =================      =================      =================      =================
 Depreciation                              $   45,361               $  4,019               $  5,685             $   55,065
                                    =================      =================      =================      =================
 Capital Expenditures                      $   99,537               $ 13,318               $ 31,342             $  144,197
                                    =================      =================      =================      =================
 Identifiable Assets:
  Net Utility Plant                        $1,076,126               $ 98,367               $238,308             $1,412,801
  Other                                    $  146,392               $ 11,505               $  7,723             $  165,620
 Other Utility Assets                               -                      -                      -             $  151,397
                                    -----------------      -----------------      -----------------      -----------------
 Total Assets                              $1,222,518               $109,872               $246,031             $1,729,818
                                    =================      =================      =================      =================

NOTE 15.     QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following represents unaudited quarterly financial data (dollars in thousands):

                                                           Quarter Ended
                                                           --------------
                                    March 31, 1997     June 30, 1997    Sept. 30, 1997     Dec. 31, 1997
                                  -----------------------------------------------------------------------
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
                                        ========          ========          ========          ========

                                                             Quarter Ended
                                                             -------------
                                     March 31, 1996     June 30, 1996    Sept. 30, 1996      Dec. 31, 1996(1)
                                    ------------------------------------------------------------------------

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