Form 10-Q
period 1998-09-30
SIERRA PACIFIC POWER CO
filed 1998-11-13
CIK 90144

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

     ACT OF 1934     FOR THE QUARTERLY PERIOD ENDED          SEPTEMBER 30, 1998


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

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No  _____
                                           -

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                  Outstanding at November13, 1998
Common Stock, $3.75 par value                           1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                   CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                              PAGE
                                                                                            ---------

ITEM 1.   FINANCIAL STATEMENTS

          Report of Independent Accountants...............................................         3

          Condensed Consolidated Balance Sheets - September 30, 1998 and
               December 31, 1997..........................................................         4

          Condensed Consolidated Statements of Income - Three Months and Nine Months
               Ended September 30, 1998 and 1997..........................................         5

          Condensed Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 1998 and 1997..........................................         6

          Notes to Condensed Consolidated Financial Statements............................         7

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations...................................................................         8


                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.   Legal Proceedings...............................................................        25

ITEM 5.   Other Information...............................................................        25

ITEM 6.   Exhibits and Reports on Form 8-K................................................        25

Signature Page............................................................................        26

Appendix..................................................................................        28

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholder of Sierra Pacific Power Company
Reno, Nevada

We have reviewed the accompanying condensed consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of September 30, 1998, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

DELOITTE & TOUCHE LLP

Reno, Nevada
October 23, 1998

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                        September 30,               December 31,
                                                                                            1998                        1997
                                                                                       ----------------            ----------------
                                                                                         (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                         $ 2,185,769                 $ 2,063,269
    Less:  accumulated provision for depreciation                                              711,645                     664,490
                                                                                       ----------------            ----------------
                                                                                             1,474,124                   1,398,779
  Construction work-in-progress                                                                170,859                     202,036
                                                                                       ----------------            ----------------
                                                                                             1,644,983                   1,600,815
                                                                                       ----------------            ----------------
Investments in subsidiaries and other property, net                                             31,381                      26,791
                                                                                       ----------------            ----------------
Current Assets:
  Cash and cash equivalents                                                                     13,461                       6,920
  Accounts receivable less provision for uncollectible accounts:
    $1,498 -1998 and $1,704 -1997                                                               95,658                     104,926
  Materials, supplies and fuel, at average cost                                                 26,741                      25,255
  Other                                                                                          2,656                       2,572
                                                                                       ----------------            ----------------
                                                                                               138,516                     139,673
                                                                                       ----------------            ----------------
Deferred Charges:
  Regulatory tax asset                                                                          66,416                      66,563
  Other regulatory assets                                                                       62,032                      63,476
  Other                                                                                         17,816                      14,924
                                                                                       ----------------            ----------------
                                                                                               146,264                     144,963
                                                                                       ----------------            ----------------
                                                                                           $ 1,961,144                 $ 1,912,242
                                                                                       ================            ================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                              $   653,112                 $   639,556
  Preferred stock                                                                               73,115                      73,115
  Preferred stock subject to mandatory redemption:
  Company-obligated mandatorily redeemable preferred securities of the
     Company's subsidiary Sierra Pacific Power Capital I, holding solely $50 million principal amount of 8.6% junior
     subordinated debentures of the Company, due 2036                                           48,500                      48,500
  Long-term debt                                                                               601,562                     606,889
                                                                                       ----------------            ----------------
                                                                                             1,376,289                   1,368,060
                                                                                       ----------------            ----------------
Current Liabilities:
  Short-term borrowings                                                                        100,000                      75,000
  Current maturities of long-term debt and preferred stock                                         466                         454
  Accounts payable                                                                              54,876                      63,088
  Accrued interest                                                                              14,620                       6,394
  Dividends declared                                                                            20,365                      19,365
  Accrued salaries and benefits                                                                 13,665                      14,978
  Other current liabilities                                                                     31,119                      19,209
                                                                                       ----------------            ----------------
                                                                                               235,111                     198,488
                                                                                       ----------------            ----------------
Deferred Credits:
  Accumulated deferred federal income taxes                                                    164,417                     162,627
  Accumulated deferred investment tax credit                                                    38,435                      39,873
  Regulatory tax liability                                                                      39,100                      40,767
  Accrued Retirement Benefits                                                                   40,928                      37,456
  Customer advances for construction                                                            33,729                      38,478
  Other                                                                                         33,135                      26,493
                                                                                       ----------------            ----------------
                                                                                               349,744                     345,694
                                                                                       ----------------            ----------------
                                                                                           $ 1,961,144                 $ 1,912,242
                                                                                       ================            ================


   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                                                Three-Months Ended                      Nine-Months Ended
                                                                  September 30,                           September 30,
                                                         ---------------------------------       ---------------------------------
                                                             1998               1997                 1998               1997
                                                         -------------      --------------       --------------    ---------------
                                                                   (Unaudited)                             (Unaudited)
OPERATING REVENUES:
  Electric                                                  $ 157,250           $ 137,611            $ 434,558          $ 402,869
  Gas                                                          13,394               7,690               66,872             47,670
  Water                                                        16,802              14,482               37,881             35,919
                                                         -------------      --------------       --------------    ---------------
                                                              187,446             159,783              539,311            486,458
                                                         -------------      --------------       --------------    ---------------
OPERATING EXPENSES:
  Operation:
       Purchased power                                         44,863              32,279              118,615             93,757
       Fuel for power generation                               32,842              27,781               84,169             77,426
       Gas purchased for resale                                 9,887               3,531               42,727             23,868
       Other                                                   28,111              28,946               86,031             90,619
  Maintenance                                                   5,034               4,827               15,737             16,304
  Depreciation and amortization                                17,098              16,746               50,692             47,572
  Taxes:
       Income taxes                                            11,084              11,795               32,486             34,706
       Other than income                                        4,901               4,684               14,782             14,084
                                                         -------------      --------------       --------------    ---------------
                                                              153,820             130,589              445,239            398,336
                                                         -------------      --------------       --------------    ---------------
OPERATING INCOME                                               33,626              29,194               94,072             88,122
                                                         -------------      --------------       --------------    ---------------

OTHER INCOME:
  Allowance for other funds used during construction              870               1,619                2,995              4,547
  Other income - net                                              366                 314                  213                876
                                                         -------------      --------------       --------------    ---------------
                                                                1,236               1,933                3,208              5,423
                                                         -------------      --------------       --------------    ---------------
                Total Income                                   34,862              31,127               97,280             93,545
                                                         -------------      --------------       --------------    ---------------

INTEREST CHARGES:
     Long-term debt                                             9,635               9,766               29,122             29,796
     Other                                                      1,834               1,459                5,502              3,421
     Allowance for borrowed funds used during
      constructio and capitalized interest                     (1,401)             (1,283)              (5,122)            (3,637)
                                                         -------------      --------------       --------------    ---------------
                                                               10,068               9,942               29,502             29,580
                                                         -------------      --------------       --------------    ---------------

INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                         24,794              21,185               67,778             63,965
     Preferred dividend requirements of Company-obligated
      mandatorily redeemable preferred securities              (1,043)             (1,043)              (3,128)            (3,128)
                                                         -------------      --------------       --------------    ---------------

INCOME BEFORE PREFERRED DIVIDENDS                              23,751              20,142               64,650             60,837
     Preferred dividend requirements                           (1,365)             (1,365)              (4,094)            (4,094)
                                                         -------------      --------------       --------------    ---------------
INCOME APPLICABLE TO COMMON STOCK                            $ 22,386            $ 18,777             $ 60,556           $ 56,743
                                                         =============      ==============       ==============    ===============

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                          ------------------------------------
                                                                                             1998                    1997
                                                                                          -----------            -------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                         $ 64,650                 $ 60,837
  Non-cash items included in income:
     Depreciation and amortization                                                            50,692                   47,572
     Deferred taxes and deferred investment tax credit                                        (1,167)                     818
     AFUDC and capitalized interest                                                           (8,118)                  (8,184)
     Early retirement and severance amortization                                               3,196                    3,497
     Other                                                                                     2,251                   (2,039)
  Changes in certain assets and liabilities:
     Accounts receivable                                                                       4,885                   14,384
     Materials, supplies and fuel                                                             (1,486)                   3,338
     Other current assets                                                                        (84)                   1,202
     Accounts payable                                                                         (8,212)                  (8,042)
     Other current liabilities                                                                18,823                    1,491
     Other - net                                                                               2,682                    1,190
                                                                                          -----------            -------------
Net Cash Flows From Operating Activities                                                     128,112                  116,064
                                                                                          -----------            -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                            (107,347)                (103,370)
      Net customer refunds and contributions in aid construction                              15,731                   17,067
                                                                                          -----------            -------------
      Net cash used for utility plant                                                        (91,616)                 (86,303)
                                                                                          -----------            -------------
  (Investments in) disposal of subsidiaries and other property - net                            (156)                       -
                                                                                          -----------            -------------
Net Cash Used In Investing Activities                                                        (91,772)                 (86,303)
                                                                                          -----------            -------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Increase in short-term borrowings                                                       25,637                   30,384
      Reduction of long-term debt                                                             (5,342)                 (15,306)
      Investment from the parent company                                                      10,000                   18,000
      Dividends paid                                                                         (60,094)                 (56,094)
                                                                                          -----------            -------------
Net Cash Used In Financing Activities                                                        (29,799)                 (23,016)
                                                                                          -----------            -------------

Net increase in Cash and Cash Equivalents                                                      6,541                    6,745
Beginning balance in Cash and Cash Equivalents                                                 6,920                      890
                                                                                          -----------            -------------

Ending balance in Cash and Cash Equivalents                                                 $ 13,461                  $ 7,635
                                                                                          ===========            =============

Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                             $ 28,530                 $ 28,849
       Income Taxes                                                                         $ 27,385                 $ 24,053

   The accompanying notes are an integral part of the financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



NOTE 1.    MANAGEMENT'S STATEMENT
---------------------------------

    In the opinion of the management of Sierra Pacific Power Company, hereafter known as the Company, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K and 10-K/A for the year ended December 31, 1997. Deloitte & Touche LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements, and their report has been included in this report.

    The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

    In June 1998, the FASB issued SFAS 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not believe this new statement will have a material impact on the consolidated financial statements of the Company.

NOTE 3.   LONG TERM DEBT
------------------------

     The Company redeemed $5 million of 8.65% medium term notes on June 18, 1998.



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

    The Company's business is subject to seasonal fluctuations based upon weather patterns. Significant portions of the Company's net revenues and profits are typically realized during the first and third quarters of the Company's year, which include the peak heating and cooling periods. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

RESULTS OF OPERATIONS
---------------------

ELECTRIC OPERATIONS
-------------------

         The components of gross margin for electric operations were (dollars in thousands):

                                                              Three Months
                                                          Ended September 30,
                                                    ---------------------------------
                                                                                         Increase          Increase
                                                               1998             1997     (Decrease)        (Decrease) %
                                                    ----------------  ---------------    ----------------  --------------
Electric Operating Revenues (dollars):
            Residential                                 $    41,760      $    39,613         $     2,147            5.4%

            Commercial                                       51,224           48,579               2,645            5.4%

            Industrial                                       48,020           44,260               3,760            8.5%
                                                    ----------------  ---------------    ----------------  --------------
            Electric Revenues before Other                  141,004          132,452               8,552            6.5%

            Other                                            16,246            5,159              11,087          214.9%
                                                    ----------------  ---------------    ----------------  --------------
              Total Revenues                                157,250          137,611              19,639           14.3%

Electric Energy Costs:
            Purchased Power                                  44,863           32,279              12,584           39.0%

            Fuel for Power Generation                        32,842           27,781               5,061           18.2%
                                                    ----------------  ---------------    ----------------  --------------
              Total Energy Costs                             77,705           60,060              17,645           29.4%
                                                    ----------------  ---------------    ----------------  --------------
Gross Electric Margin                                   $    79,545      $    77,551         $     1,994            2.6%
                                                    ================  ===============    ================  ==============

Electric Operating Sales Megawatt-Hours (MWH):

            Total MWH Sales                               2,615,367        2,139,582             475,785           22.2%

            Less: Other Sales MWH                           442,340          124,219             318,121          256.1%
                                                    ----------------  ---------------    ----------------  --------------
            Electric Sales before Other
              Sales MWH                                   2,173,027        2,015,363             157,664            7.8%
                                                    ----------------  ---------------    ----------------  --------------

            Average Revenues per MWH                    $     64.89      $     65.72         $     (0.83)          -1.3%

         Residential customer revenues increased because of higher use per customer as a result of warmer weather in 1998 and an increase in customers of 2.5% over the prior year.

         Commercial revenues were also higher in 1998 because of higher use per customer and a 2.9% increase in total customers over the prior year.

         Industrial revenues increased as a result of higher use per customer (primarily in the mining segment). The Company believes that the higher use per customer by the large mines reflects increased production levels.

         Other revenues increased primarily because of an increase in wholesale sales due to increased focus on this business opportunity.

         Average revenues per MWH hour decreased because of a 10% California rate reduction for residential and commercial customers effective January 1998. Also, in August 1997, one of the company's industrial customers migrated to a different customer classification (due to higher usage) that has a lower tariff rate.

     Purchased power energy costs in the preceding table consisted of the following total MWHs and average electric costs:

                                                          Three Months
                                                       Ended September 30,
                                                 -------------------------------
                                                                                        Increase/          Increase/
                                                         1998              1997          (Decrease)        (Decrease)%
                                                 -------------     -------------      --------------      -------------
      Purchased Power MWH                           1,155,726           931,661             224,065              24.1%
      Average cost per MWH of
         Purchased Power                          $     38.82         $   34.65           $    4.17              12.0%

    The total cost of purchased power increased because of an increase in the volume purchased due to system load growth and additional resale sales in 1998. The increase in cost was also due to higher average prices paid per MWH for non-firm purchases during the summer of 1998.

     Fuel for power generation provided the total MWHs and average electric costs that follow (dollars in thousands):

                                                         Three Months
                                                       Ended September 30
                                                 -------------------------------
                                                                                        Increase/          Increase/
                                                         1998              1997          (Decrease)        (Decrease)%
                                                 -------------     -------------      --------------      -------------
      Fuel for Power Generation                  $     32,842       $    27,781          $    5,061              18.2%

      Power Generated MWH                           1,616,631         1,352,341             264,290              19.5%
      Average cost per MWH of
        generation fuel                          $      20.32       $     20.54          $    (0.22)             -1.1%

     The increase in the cost of fuel for power generation in the third quarter of 1998 over the prior year was the result of higher generated volumes required to meet continued customer growth and greater use per customer. The increase was offset slightly by lower average costs per MWH of generation fuel. Lower coal prices, mostly offset by higher natural gas prices, were responsible for the lower average cost.

     The components of gross margin for electric operations were (dollars in thousands):

                                                                      Nine Months
                                                                  Ended September 30,
                                                            --------------------------------
                                                                                                   Increase          Increase
                                                                     1998              1997       (Decrease)        (Decrease) %
                                                            --------------    --------------     -------------     --------------
Electric Operating Revenues (dollars):
            Residential                                        $  125,403        $  120,612        $    4,791               4.0%
            Commercial                                            135,094           132,898             2,196               1.7%
            Industrial                                            137,771           128,546             9,225               7.2%
                                                            --------------    --------------     -------------      -----------
            Electric Revenues before Other                        398,268           382,056            16,212               4.2%
            Other                                                  36,290            20,813            15,477              74.4%
                                                            --------------    --------------     -------------      -----------
              Total Revenues                                      434,558           402,869            31,689               7.9%

Electric Energy Costs:
            Purchased Power                                       118,615            93,757            24,858              26.5%
            Fuel for Power Generation                              84,169            77,426             6,743               8.7%
                                                            --------------    --------------     -------------      -----------
              Total Energy Costs                                  202,784           171,183            31,601              18.5%
                                                            --------------    --------------     -------------      -----------
Gross Electric Margin                                          $  231,774        $  231,686        $       88               0.0%
                                                            ==============    ==============     =============      ===========


Electric Operating Sales MWHs:

            Total MWH Sales                                     7,116,928         6,037,341         1,079,587              17.9%
            Less: Other Sales MWH                                 973,687           334,454           639,233             191.1%
                                                            --------------    --------------     -------------      -----------
            Electric Sales before Other
              Sales MWH                                         6,143,241         5,702,887           440,354               7.7%
                                                            --------------    --------------     -------------      -----------

            Average Revenues per MWH                           $    64.83        $    66.99        $    (2.16)             -3.2%


     Residential revenue increased due to an overall increase in customers of 2.8% and more extreme weather conditions in 1998. The increase in sales was partially offset by a rate reduction that went into effect in March 1997.

     Commercial revenues increased slightly because of an increase in customers of 2.8%. However, most of this increase was offset by both lower use per customer and a rate reduction in March 1997.

     Industrial revenues increased because of higher use per customer. The increase was in part offset by both an increase of $1.9 million in June 1997 revenues (the reversal of a prior year accrual) and a decrease in effective rates beginning in March 1997.

     Other revenues increased primarily due to an increase in wholesale sales and additional facilities surcharge revenue. Higher wholesale sales reflect an increased focus on that line of business. Facilities surcharge revenue increased as a result of improved opportunities to provide facilities to industrial customers.

     The average revenues per mega-watt hour decreased because of a 10% California rate reduction for residential and commercial customers effective January 1998. Also, in 1997 two of the Company's industrial customers migrated to different customer classifications (due to higher usage) that have lower tariff rates.

     Purchased power energy costs in the preceding table consisted of the following total MWHs and average electric costs:

                                                         Nine Months
                                                      Ended September 30,
                                                 -------------------------------
                                                                                        Increase/          Increase/
                                                         1998              1997          (Decrease)        (Decrease)%
                                                 -------------     -------------      --------------      -------------
      Purchased Power MWH                           3,512,280         2,718,103             794,177              29.2%
      Average cost per MWH of
         Purchased Power                           $    33.77        $    34.49           $   (0.72)             -2.1%

     Purchased power costs increased because of an increase in the volume of purchased power due mostly to additional resale sales in 1998 and to a lesser extent system load growth. The increase in the cost of purchased power was partially offset by a reduction in the cost per MWH due to an increase in the amount of non-firm energy purchases relative to firm purchases in 1998. Non-firm purchases were considerably less expensive per MWH.

     Fuel for power generation provided the following total MWH's and average electric costs (dollars in thousands):

                                                          Nine Months
                                                       Ended September 30
                                                 -------------------------------
                                                                                        Increase/          Increase/
                                                         1998              1997          (Decrease)        (Decrease)%
                                                 -------------     -------------      --------------      -------------
      Fuel for Power Generation                   $    84,169       $    77,426           $   6,743               8.7%

      Power Generated MWH                           4,069,649         3,694,325             375,324              10.2%
      Average cost per MWH of
        generation fuel                           $     20.68       $     20.96           $   (0.28)             -1.3%

     The cost of fuel for generation for the nine month period ended September 30, 1998 was higher than the comparable period in 1997 because of increased generation requirements needed to meet continued customer growth and greater use per customer. The increase in the cost of fuel for generation was partially offset by a reduction in the cost per MWH due to the availability of less expensive spot market coal during 1998.

GAS OPERATIONS
--------------

     The components of gross margin for gas operations were (dollars in thousands):

                                                                 Three Months
                                                              Ended September 30,
                                                              -------------------
                                                                                              Increase/        Increase/
                                                              1998               1997         (Decrease)      (Decrease)%
                                                       ------------       ------------       ----------       ------------
Gas Operating Revenues:
     Residential                                           $ 3,506            $ 3,521            $ (15)             -0.4%
     Commercial                                              2,198              2,087              111               5.3%
     Industrial                                              1,960              1,796              164               9.1%
     Miscellaneous                                             321                286               35              12.2%
                                                       ------------       ------------       ----------        ---------
     Total  retail sales                                     7,985              7,690              295               3.8%
     Wholesale sales                                         5,409                  -            5,409               N/A
                                                       ------------       ------------       ----------        ---------
       Total  sales                                         13,394              7,690            5,704              74.2%
                                                       ------------       ------------       ----------        ---------

Gas Energy Costs for:
     Wholesale                                               5,307                  -            5,307               N/A
     Retail                                                  4,580              3,531            1,049              29.7%
                                                       ------------       ------------       ----------        ---------
     Total gas purchased for resale                          9,887              3,531            6,356             180.0%
                                                       ------------       ------------       ----------        ---------
Gross Gas Margin                                           $ 3,507            $ 4,159           $ (652)            -15.7%
                                                       ============       ============       ==========        =========

     Gas operating revenues above consisted of the following sales in decatherms and average gas revenues:

                                                               Three Months
                                                           Ended September 30,
                                                     --------------------------------
                                                                                              Increase             Increase
                                                              1998              1997         (Decrease)          (Decrease)%
                                                     --------------    --------------     ---------------     ---------------
Gas Operating Sales (Decatherms):
            Wholesale                                    3,229,436                 -           3,229,436                  -
            Retail                                       1,285,076         1,251,246              33,830                2.7%
                                                     --------------    --------------     ---------------      ------------
            Total sales                                  4,514,512         1,251,246           3,263,266              260.8%
                                                     --------------    --------------     ---------------      ------------

Average Revenues per Decatherm
            Wholesale                                   $     1.67       $         -          $     1.67                  -
            Retail                                      $     6.21       $      6.15          $     0.07                1.1%

     Wholesale sales in 1998, not present in the third quarter of 1997, reflect an increased focus on this business opportunity.

     Commercial and industrial revenues increased over the prior year due to customer growth and higher use per customer.

     Gas energy costs consisted of the following decatherm purchases and average gas costs:


                                                  Three Months
                                                Ended September 30,
                                          --------------------------------
                                                                                   Increase/          Increase/
                                                  1998               1997         (Decrease)         (Decrease)%
                                          -------------      -------------      -------------       ------------
Gas energy costs (decatherms):
            Wholesale                        3,226,962                  -          3,226,962                  -
            Retail                           1,254,356          1,219,168             35,188                2.9%
                                          -------------      -------------      -------------        ----------
            Total purchased for resale       4,481,318          1,219,168          3,262,150              267.6%
                                          -------------      -------------      -------------        ----------

Average cost per Decatherm
            Wholesale                           $ 1.64             $ -                $ 1.64               -
            Retail                              $ 3.65             $ 2.90             $ 0.76               26.1%

     Consistent with the increase in gas sales from customer growth and greater use per customer, other gas purchases (decatherms) were higher in 1998. The average cost per decatherm was also higher because of an increase in the unit cost of firm and spot purchases.

     The components of gross margin for gas operations were (dollars in thousands):

                                                                Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                                                                 Increase/          Increase/
                                                             1998                 1997          (Decrease)         (Decrease)%
                                                     -------------        -------------        -------------       ------------
Gas Operating Revenues:
     Residential                                         $ 28,032             $ 24,314              $ 3,718              15.3%
     Commercial                                            15,301               13,390                1,911              14.3%
     Industrial                                             8,529                8,013                  516               6.4%
     Miscellaneous                                            968                  769                  199              25.9%
                                                     -------------        -------------        -------------        ---------
     Total retail sales                                    52,830               46,486                6,344              13.6%
     Wholesale sales                                       14,042                1,184               12,858            1086.0%
                                                     -------------        -------------        -------------        ---------
       Total  sales                                        66,872               47,670               19,202              40.3%
                                                     -------------        -------------        -------------        ---------

Gas Energy Costs:
     Wholesale                                             13,438                  867               12,571            1449.9%
     Retail                                                29,289               23,001                6,288              27.3%
                                                     -------------        -------------        -------------        ---------
     Total gas purchased for resale                        42,727               23,868               18,859              79.0%
                                                     -------------        -------------        -------------        ---------
Gross Gas Margin                                         $ 24,145             $ 23,802                $ 343               1.4%
                                                     =============        =============        =============        =========

     Gas operating revenues above consisted of the following sales in decatherms and average gas revenues:

                                                                 Nine Months
                                                             Ended September 30,
                                                      ---------------------------------
                                                                                               Increase            Increase
                                                                1998              1997        (Decrease)          (Decrease) %
                                                      ---------------    --------------     ---------------     ---------------
Gas Operating Sales (Decatherms):
            Wholesale                                      7,811,885           511,872           7,300,013             1426.1%
            Retail                                         9,346,123         8,137,607           1,208,516               14.9%
                                                      ---------------    --------------     ---------------     ---------------
            Total sales                                   17,158,008         8,649,479           8,508,529               98.4%
                                                      ---------------    --------------     ---------------     ---------------

Average Revenues per Decatherm
            Wholesale                                         $ 1.80            $ 2.31             $ (0.51)             -22.2%
            Retail                                            $ 5.65            $ 5.71             $ (0.06)              -1.1%

     Residential, commercial and industrial revenues increased over the prior year due to a 5.0% increase in customers and colder than normal weather in 1998.

     Increased wholesale sales in 1998 reflect continued focus on this business opportunity.

     Gas energy costs consisted of the following decatherm purchases and average gas costs:

                                                           Nine Months
                                                       Ended September 30,
                                                ----------------------------------
                                                                                          Increase/           Increase/
                                                         1998                1997         (Decrease)         (Decrease) %
                                                --------------      --------------      -------------      ---------------
Gas energy costs (decatherms):
            Wholesale purchases                     7,811,885             511,872          7,300,013              1426.1%
            Other gas purchases                     9,383,733           8,112,335          1,271,398                15.7%
                                                --------------      --------------      -------------      ---------------
            Total gas purchased for resale         17,195,618           8,624,207          8,571,411                99.4%
                                                --------------      --------------      -------------      ---------------

Average cost per Decatherm
            Wholesale purchases                        $ 1.72              $ 1.69             $ 0.03                 1.8%
            Other gas purchases                        $ 3.12              $ 2.84             $ 0.28                 9.9%

     Consistent with the increase in gas sales from customer growth and colder weather in 1998, other gas purchases (decatherms) were higher in 1998. The average cost per decatherm of all purchases was also higher because of an increase in the unit cost of firm and spot purchases.


 WATER OPERATIONS
-----------------

                                                      Three Months
                                                    Ended September 30,
                                            ---------------------------------
                                                                                   Increase/           Increase/
                                                     1998               1997       (Decrease) $       (Decrease) %
                                            --------------      -------------    ---------------      -------------
Water Operating Revenues:
            Sales and gross water margin         $ 16,802           $ 14,482            $ 2,320             16.0%
                                            ==============      =============    ===============      =============

    Water sales were higher in the third quarter of 1998 because of the price increase effective April 2, 1998 and a 3.2% increase in total customers over the prior year. The increased sales were partially offset by higher precipitation levels in 1998 that reduced the need for irrigation.

                                                      Nine Months
                                                   Ended September 30,
                                            ---------------------------------
                                                                                   Increase/           Increase/
                                                     1998               1997       (Decrease) $       (Decrease) %
                                            --------------      -------------    ---------------      -------------
Water Operating Revenues:
            Sales and gross water margin         $ 37,881           $ 35,919            $ 1,962              5.5%
                                            ==============      =============    ===============      =============

    Water sales for the first nine months of 1998 were higher than the prior year. The same factors which contributed to higher sales in the third quarter of 1998, the April price increase and a 3.2% increase in customers, were also responsible for the increase in sales during the first six months.

OTHER FINANCIAL INFORMATION
---------------------------

                                                                   Three Months
                                                                 Ended September 30,
                                                             ----------------------------
                                                                                                Increase/        Increase/
                                                               1998              1997           Decrease $      Decrease %
                                                             ----------       -----------      -----------      ------------
Allowance for other funds used
  during construction                                            $ 870           $ 1,619           $ (749)            -46.3%
Allowance for borrowed funds used
  during construction                                            1,401             1,283              118               9.2%
                                                             ----------       -----------      -----------      ------------
                                                               $ 2,271           $ 2,902           $ (631)            -21.7%
                                                             ----------       -----------      -----------      ------------

     Total allowance for funds used during construction (AFUDC) was lower in the third quarter of 1998 over the comparable period in 1997 because the Pinon Pine power project was completed in June 1998. Consequently, the third quarter 1998 amounts do not include AFUDC for this project.

                                                                    Nine Months
                                                                  Ended September 30,
                                                             ----------------------------
                                                                                                Increase/        Increase/
                                                               1998              1997           Decrease $      Decrease %
                                                             ----------       -----------      -----------      ------------
Allowance for other funds used
  during construction                                          $ 2,995           $ 4,547         $ (1,552)              -34.1%
Allowance for borrowed funds used
  during construction                                            5,122             3,637            1,485                40.8%
                                                             ----------       -----------      -----------      ------------
                                                               $ 8,117           $ 8,184            $ (67)               -0.8%
                                                             ----------       -----------      -----------      ------------

     Total allowance for funds used during construction for the nine months ended September 30, 1998 was relatively unchanged compared to the same period in 1997. The 1998 amounts were lower due to the completion of the Pinon Pine power project in June 1998. However, the continued construction of the Alturas transmission line offset most of this reduction.

     The following table includes other items of financial information that varied from the same items in the third quarter of 1997:

                                                                              Three Months
                                                                            Ended September 30,
                                                            ---------------------------------------------------
                                                                                                   Increase/          Increase/
                                                                     1998               1997     (Decrease) $        (Decrease) %
                                                            --------------     --------------    --------------      -------------
Income Taxes                                                   $ 11,084           $ 11,795            $ (711)              -6.0%

     Operating income taxes decreased due to a reclassification of interest expense to operating income from non-operating income that lowered operating income before income taxes and a lower effective tax rate in the 1998 period.


     The following table includes other items of financial information that varied from the same items in 1997:

                                                             Nine Months
                                                          Ended September 30,
                                           --------------------------------------------------
                                                                                 Increase/           Increase/
                                                   1998                1997     (Decrease) $        (Decrease) %
                                           -------------      --------------    -------------       -------------
Other operating expense                        $ 86,031            $ 90,619         $ (4,588)             -5.1%
Depreciation and amortization                    50,692              47,572            3,120               6.6%
Income Taxes                                     32,486              34,706           (2,220)             -6.4%
Other income-net                                    213                 876             (663)            -75.7%
Interest Charges-Other                            5,502               3,421            2,081              60.8%

     Other operating expense decreased due to higher stock compensation plan costs and post-retirement benefits experienced in 1997. Also, 1998 costs were lower because of the water rate case decision which directed the Company to capitalize certain costs of approximately $0.6 million which were previously expensed.

     Depreciation and amortization expense was higher because of water division additions and other customer improvements added to plant in service in late 1997.

     Operating income taxes decreased due to a reclassification of interest expense to operating income from non-operating income that lowered operating income before income taxes and a lower effective tax rate in the 1998 period.

     Other income-net decreased due to water rate case adjustments charged to expense during 1998.

     Interest chargesOther increased because of higher short-term debt balances in 1998 utilized to partially finance the Alturas transmission line project.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first nine months of 1998, the Company earned $64.7 million in income before preferred dividends, declared $4.1 million in dividends to holders of its preferred stock, and declared $57 million in common stock dividends to its parent, Sierra Pacific Resources.

CONSTRUCTION EXPENDITURES AND FINANCING
---------------------------------------

     The Company's construction program and capital requirements for the period 1998-2002 were originally discussed in the Company's 1997 Annual Report on Form 10-K. Of the amount projected for 1998, as of September 30, 1998, $91.6 million (60.6%) had been spent. Of this amount, approximately 74.2% was provided by internally-generated funds.

ALTURAS INTERTIE
----------------

     As of September 30, 1998, the Company had spent approximately $119 million on the Alturas Intertie transmission line. The current estimated total construction cost, including AFUDC, is approximately $159 million. The increase in the estimated construction cost of approximately $8.4 million over the amount previously reported in the Company's 1997 Annual Report on Form 10-K is due to higher costs associated with regulatory compliance as well as enhanced construction techniques which are expected to expedite completion of the project. Construction of the project is expected to be completed in late 1998. For further discussion of major projects, refer to the Company's 1997 Annual Report on Form 10-K.

PINON PINE
----------

     On June 17, 1998, the Company completed the construction of the coal gasifier portion of the Pinon Pine Power Project. Because of the in-service date, the performance warranty requirements, as described in the Company's Annual Report on Form 10-K for 1997, will not be met by December 31, 1998. Consequently, the Company will be required to refinance General Electric Capital Corporation's investment in Pinon Pine Company LLC. It is estimated that the additional investment required will be approximately $30 million. For more information concerning the Pinon Pine Power project see the Company's Annual Report on Form 10-K for 1997.

REGULATORY MATTERS
------------------

                                    NEVADA

     As a result of the rate plan referred to in the Company's Form 10-K for 1997, the Company made its first earnings sharing filing on April 29, 1998. For its electric division customers, the Company filed to refund $7.3 million based upon calendar year 1997 results. The Company also proposed a refund of $1.7 million to its gas division customers for results of the same period. On October 1, 1998, the PUCN issued an order continuing the case until a future date. The hearings have been delayed pending the outcome of negotiations in the merger case. The Company and other parties agreed at the last merger-related pre-hearing conference to delay this case. A pre-hearing conference is scheduled for December 7, 1998, to set a new schedule for this proceeding. Merger hearings should be completed by that time.

     As mentioned in its 1997 Form 10-K, the Company requested permission from the PUCN to continue to serve customers in the Truckee-Carson Irrigation District (TCID) leasehold area upon expiration of the leasehold agreement (June 1998. The PUCN determined that the Company was fit, willing, and able to serve the leasehold area. The PUCN also determined that TCID's application was deficient. However, the PUCN will allow TCID to reapply for a certificate sometime in the future if it satisfies numerous conditions including obtaining a judicial determination that it owns facilities in the area.

     On July 1, 1998, the Company filed its electric resource plan with the PUCN. The plan discusses generation and transmission alternatives that would supply Northern Nevada with electricity for the period 1998 through 2017. On October 6, 1998, hearings on the transmission system impact study were held. The stipulation reached at the hearings, requires the Company to re-file its resource plan on December 15, 1998, with an updated load forecast and more detailed analyses.

     As reported in Sierra Pacific Resources (SPR) report on Form 8-K filed on July 7, 1998, SPR, the parent company of Sierra Pacific Power Company, filed with the PUCN a joint application with Nevada Power Company for an order authorizing a merger. Among other issues in the PUCN merger application, the filing addresses:

 .    Benefits of the merger to customers, employees and stockholders.
 .    The impact of the proposed merger on competition and electricity prices.

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

     Docket 97-11018 was opened for unbundling of the Company's costs into the eight unbundled services and to delineate transmission and distribution facilities applying FERC's seven criteria outlined in its Order 888.

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

     Potentially Competitive Services (PCS)
     --------------------------------------

     On June 8, 1998 the PUCN issued an order determining that billing, metering, and customer services should be declared "potentially competitive" effective December 31, 1999. Generation services were already deemed to be potentially competitive by AB 366.

     On August 26, 1998 the Company filed a letter explaining to the PUCN why the Company was not filing an application to declare any additional services as "potentially competitive". The Company's letter indicates that the Company does not have the information necessary to meet the statutory requirements for determining a service as potentially competitive. The company's position is that metering is a non-competitive service, that billing and customer service are components of the individual services (e.g. billing for generation is part of the service "generation"), and that there are new services for billing and customer service which consolidate all unbundled services. Potentially competitive only applies to existing services. The company also stated its continuing support of restructuring and urged the PUCN to focus on getting ready for competitive generation and aggregation.

     On September 23, 1998, the PUCN Staff filed its application requesting metering, billing, and customer service be declared potentially competitive for the Company's service area.

     The Company filed comments on the proposed filing requirements for affiliates approval to provide PCS on October 13, 1998.

     Distribution Open Access Tariffs
     --------------------------------

     The Company filed its comments on the proposed distribution tariffs rule on September 3, 1998. On September 14-17, 1998, the PUCN held hearings on the proposed rule for non-price distribution tariffs. On October 5, 1998, the PUCN issued a revised proposed rule for distribution tariffs. Comments on the proposed rule are due November 2, 1998, and a hearing will be held on November 5, 1998.

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

     The Company filed its comments on the PUCN's proposed rules on September 3, 1998. On September 14-17, 1998, the PUCN held hearings on the proposed rules for licensing and consumer protection. On October 5, 1998, the PUCN issued revised proposed rules for licensing, and consumer protection. Comments on these proposed rules are due November 2, 1998 and a hearing will be held on November 5, 1998.

     Load Pockets and Market Power
     -----------------------------

     The working group filed a consensus report on the Independent Scheduling Agent (ISA)concept on August 13, 1998. On July 15, 1998, the PUCN issued Procedural Order No. 4 which set a schedule for the filing of a report on Independent Scheduling Administrator, the submittal of a report by PUCN Staff on load pocket mitigation, and the filing of a report on a generation aggregation tariff.

     A consensus report on the issues related to an interim Independent System Administrator (iISA) was filed on August 13, 1998. The report outlines the functions the iISA would perform. On August 21, 1998, the PUCN Staff filed its report on its Load Pocket Market Power Mitigation Proposal. The report describes Staff's proposed calculation of "Maximum Alternative Seller Load Pocket Capacity".

     On September 21, 1998, the PUCN issued Procedural Order No. 5. The order directs the parties to develop a generation aggregation tariff. The order also requests legal briefs on the state commission's ability to order a utility to make a FERC filing. The tariffs and briefs are due October 12, 1998 and the hearing will be October 16, 1998.

     The PUCN issued an order providing guidance to the parties on the development of an interim ISA on October 12, 1998. The order provides some guiding principles and the schedule for preparation of an ISA submittal to the FERC by February 1, 1999. Also, the Company filed its legal brief on jurisdictional issues raised in Procedural Order 5.

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

     Provider of Last Resort
     -----------------------

     The Provider of Last Resort (PLR) will provide electric service to customers who do not choose and customers who are not able to find service with an alternative seller. The PUCN issued a proposed rule for the PLR on September 9, 1998. The proposed rule describes the process to be used by the PUCN to select the PLR, qualification criteria and obligations of the PLR, and terms and conditions for PLR service. Comments on the proposed rule are due October 13, 1998 and a workshop and hearing was held on October 19, 1998.

October 13, 1998 the Company filed comments on the proposed rules for Provider of Last Resort.

     Affiliate Transaction Rules
     ---------------------------

     On July 20-21, 1998, the hearing continued on the PUCN's proposed affiliate transaction rule. The PUCN asked for legal briefs on constitutional issues related to prohibiting the sharing of name and logo. The PUCN also invited the Staff of the Federal Trade Commission to comment on its proposed rule. The PUCN may also conduct a survey of relative name recognition of the incumbent utilities and potential new entrants to the Nevada market. The Company filed its response to legal questions posed by the PUCN on the use of name and logo by affiliates on August 11, 1998.

     On August 24, 1998, the PUCN issued a revised proposed rule on affiliate transactions. The revised proposed rule continues to prohibit the use of name and logo by affiliates, but does allow an affiliate to identify themselves as affiliates of the power company. A disclaimer similar to the California disclaimer would be required.

     The PUCN issued a new proposed rule on September 9, 1998 outlining the application requirements for an affiliate to request approval to provide PCS services. This rule is in addition to the Affiliate Transaction rule. Comments on this proposed rule are due October 13, 1998 and a workshop and hearing will be held on October 19, 1998.

     On September 23, 1998, the company filed comments on the latest proposed rule on affiliate transactions. The Company's comments focused on the name/logo issue. On September 29, 1998 the PUCN held another hearing on the proposed affiliate transaction rules. Discussion focused mainly on the proposed prohibition of an affiliate's use of the utility's name/logo. The PUCN issued a revised proposed rule for affiliate transactions on October 5, 1998. Comments on this proposed rule are due on November 2, 1998 and a hearing was held on November 5, 1998.

     Electric Transmission and Distribution Split
     --------------------------------------------

     On July 30, 1998, hearings were completed on the transmission and distribution split. A settlement was not reached in the Company's case. The PUCN Staff supported the Company's proposal. The PUCN approved the Company's proposed transmission and distribution split at the August 24, 1998 agenda meeting. In addition to approving the Company's proposal, the PUCN approved certain pricing principles to provide assurances to large customers with facilities charges.

     On September 8, 1998, the Company filed a Petition for Reconsideration on the August 24, 1998 Order. The Company requests two modifications to the PUCN's Order.

     The PUCN ruled on Sierra's Petition for Reconsideration on October 6, 1998. The PUCN accepted one of the requested modifications (related to capacity and energy split of firm energy purchases) and rejected the other request.

     Gas Restructuring
     -----------------

     In order to comply with Nevada AB 366 for natural gas deregulation, the PUCN is developing new natural gas rules. The PUCN is following similar processes as in electric restructuring to develop new rules. The PUCN adopted the final rule on July 24, 1998, that outline the procedure for determining whether a service is potentially competitive.

                                  CALIFORNIA
                                  ----------

     On August 6, 1998, the California Public Utilities Commission (CPUC) revised and clarified portions of its affiliate transaction rules. The revisions included the following: a narrow exception allowing the temporary assignment of utility employees to affiliates, an opportunity for utilities to challenge the 15% fee for employees whose positions are impacted by restructuring, clarification of corporate oversight and governance rules, modification of product service rules and a change in the timing of compliance audits for service provider information.

     On August 28, 1998, the Company filed a revenue cycle unbundling proposal. Revenue cycle services include meter ownership, meter services (O&M), meter reading, and billing. Under the Company's proposal, customers who select their own provider of a revenue cycle service would receive a credit on their bill.

     At the suggestion of the CPUC, on September 24, 1998, the Company filed a Petition for Modification of the December 16, 1997 order, requesting balancing account treatment in lieu of revenue reduction bonds.

     On September 29, 1998, the Company filed with the CPUC its generation market valuation proposal. As a result of the pending merger, the Company and Nevada Power plan to divest their generation assets. As a result, the market will set the value of those assets that the CPUC may use to determine the appropriate level of transition cost recovery for the Company.

FEDERAL ENERGY REGULATORY COMMISSION
------------------------------------

     On October 2, 1998, the Company and Nevada Power filed an application with the Federal Energy Regulatory Commission for merger approval. In a separate, concurrent filing, the companies submitted an open access transmission tariff for the merged company.

ENVIRONMENTAL
-------------

     On Tuesday, July 7, 1998, a phase shifter at the Company's Fort Churchill generation plant experienced an internal failure causing a spill of approximately 10,000 gallons of oil and solvent. It is estimated that it will cost $290,000 to remediate the spill that contaminated the ground. Since insurance will cover all amounts over the deductible, a reserve of $150,000 was recognized for the deductible of $150,000.

     As discussed in Sierra Pacific Power Company's Annual Report on Form 10-K for 1997, a parcel formerly owned by the company was identified to have soil contamination from a gas manufacturing process. An agreement was reached with the owners of the property in July 1998 that documented the remediation to take place. The agreement provides for the removal of two feet of soil. This soil will be hauled off-site and incinerated. The current estimate for the removal and incineration is $675,000. However, it is anticipated that some additional work will be required that will bring the total cost to approximately $790,000. This amount was fully reserved as of September 30, 1998. All remediation will be completed by February 15, 1999.

MERGER
------

     As reported in Sierra Pacific Resources report on Form 8-K dated July 7, 1998, the Company's parent filed a joint merger application with the PUCN for approval of a proposed merger.

     In the filing, Nevada Power and SPPC propose selling their generation plants if the merger is completed. Capital raised from the sale will be reinvested primarily in transmission and distribution facilities or to reduce capital outstanding.

     Through September 30, 1998, the Company had incurred a total of $5.3 million in costs to effect the merger. $4.7 million of the external costs incurred have been capitalized and the balance of internal costs expensed during the period.

YEAR 2000
----------


  The Company uses business application software programs and relies on computing infrastructure that includes embedded systems that have a Year 2000
  (Y2K) affect on the Company. In many cases, the Company's software programs and embedded systems use two-digit years that may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in the computer or device shutting down, performing incorrect computations, or performing in an inconsistent manner.

  In 1996 the Company established its Y2K project to address the Y2K issues. The project's scope includes: (1) business application systems including, but not limited to, customer information and billing, financial systems including (time reporting, payroll, general ledger, accounts payable and purchasing, and end-user developed systems) (2) embedded systems, including equipment that operates or controls operating facilities including (power plants, transmission and distribution, water, gas, telecommunications, and information technology systems); (3) customer, vendor, and supplier relationships and (4) testing and contingency planning.

  To implement its Y2K strategies, the Company established a Y2K project office currently headed by the Senior Vice President, Chief Financial Officer, and Treasurer, an oversight committee representing all lines of businesses, and a "champions team" representing generation, transmission and distribution, gas, water, telecommunications, computer infrastructure, and building facilities. Also represented are internal audit, engineering, procurement, legal, and human resources. In addition, the Company has utilized the expertise of outside consultants to assist in the project management and the technical aspects of the project.

  Business Application Systems
  -----------------------------

  The initial focus for the Y2K project team was on the business application systems. In the fall of 1996 the Company purchased software assessment tools and completed its inventory and code assessment for its mainframe business systems in October 1996. The inventory is comprised of over 7 million lines of COBOL code, and end-user programs.

  The Company developed and strictly adheres to a Y2K methodology that includes unit, system wide and Y2K date specific testing.

  The first major Y2K ready business system, Customer Information and Billing representing more than 2 million lines of code, was successfully implemented in June, 1997. As of this writing, the Company has successfully implemented more than 80% of its business systems and has a target completion date of March 1999 to complete all systems. The Company is on schedule to meet that date.

  Embedded Systems
  ----------------

  The Company hired an outside engineering consultant, Network Systems Engineering Corporation (NSEC), to assist the Company's staff in conducting a thorough and comprehensive inventory of its embedded systems at the component level. All systems have been inventoried and assessed. This inventory identified over 2000 potentially date sensitive items. The Company and NSEC have contacted all manufacturers of those components that it has identified as critical to operations and continues to contact other manufacturers of embedded system components to determine whether their components are Y2K compliant. At this time, 13% of the embedded systems components are not compliant, 23% need further assessment, and 64% are compliant or not date sensitive. Test plans are being prepared for those items that are critical to the Company's business continuation. The Company's embedded systems plan calls for all Y2K corrective procedures to be complete by October 1999.

  Vendors and Suppliers
  ---------------------

  The Company has contacted in writing all vendors and suppliers of products and services that it considers critical to its operations. These contacts have included, but are not limited to, suppliers of interstate transportation capacity for coal supplies, natural gas producers, financial institutions, and telephone service. The quality of responses is not uniform or consistent. The next steps are to work with the major vendors and suppliers to assess their
  Y2K readiness.   The Company may consider new business and procurement
  alternatives for products and services as necessary to the extent that alternatives are available.

  Major Customers
  ---------------

  The Company is communicating with major customers to inform them of any potential vulnerability of the Company's ability to provide utility services come January 1, 2000. The Company has met face to face with some of its major customers to share its progress on Y2K. Also discussed at these meetings is the customer's Y2K readiness. The Company will continue to keep its major customers informed as to its progress on Y2K remediation, testing and contingency planning.

  Contingency Planning
  --------------------

  The Company's Y2K strategies include contingency planning for both business and embedded systems. The planning effort includes critical Company areas such as information technology, networks, vendors and suppliers, and operations personnel. Quick action response teams and additional Company personnel are planned to be available for the century rollover. Specific contingency plans are being developed.

  As part of its normal business practice, the Company maintains plans to follow during emergency circumstances, some of which could arise from Y2K problems. Presently, the Company continues to develop its contingency plans for potential Y2K related problems.

  Potential Risks
  ---------------

  With respect to its internal operations, those over which the Company has direct control, the Company believes the most significant potential risks are:
  (1) its ability to use electronic devices to control and operate its generation, gas, water, transmission and distribution systems; (2) its ability to render timely bills to its customers; and (3) the ability to maintain continuous operations of its computer systems.

  The Company relies on suppliers of natural gas and electricity and other products and services. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers. Business continuity interruption could also have a material adverse financial impact, including but not limited to, lost sales revenues, increased operating costs, and claims from customers related to business interruptions. Based upon the information supplied to date by critical vendors and suppliers, the Company believes the probability of such failures is low. The Company's Y2K program emphasizes continued monitoring of the progress of these critical vendors and suppliers toward completion of their year 2000 programs.

  Financial Implications
  ----------------------

  To complete its Y2K program, the Company expects to incur non-recurring expenses of approximately $2,800,000 to correct its business systems. These expenses will occur over a three year period ending in March 1999. As of August 31, 1998, the company has expended approximately $1,800,000 on its business systems effort.

  As of August 31, 1998, the Company had incurred expenses of $216,000 for the inventory and assessment phases of the embedded systems project with final inventory and assessment charges expected to be approximately $280,000.

  The estimated expense for the correcting, testing, contingency planning, and implementing phases for the embedded systems is approximately $6,000,000.

  The Company's Y2K program is progressing and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

PART II
-------


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q.

     (15) Letter of independent accountants acknowledging awareness regarding interim financial information of the Company.

     (27) The Financial Data Schedule containing summary financial information extracted from the consolidated financial statements filed on Form 10-Q for the nine month period ended September 30, 1998, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Sierra Pacific Power Company
                                            ---------------------------------
                                                      (Registrant)




Date:  November 13, 1998                    By  /s/  Mark A. Ruelle
     -----------------------                   ------------------------------
                                                     Mark A. Ruelle
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                        Treasurer
                                               (Principal Financial Officer)



Date:   November 13, 1998                   BY  /s/ Mary O. Simmons
     ------------------------                  -------------------------------
                                                     Mary O. Simmons
                                                        Controller
                                                (Principal Accounting Officer)