Form 10-Q
period 1999-09-30
SIERRA PACIFIC POWER CO
filed 1999-11-15
CIK 90144

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934     FOR THE QUARTERLY PERIOD ENDED        September 30, 1999

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X    No ___
                                                       ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                          Outstanding at November 15, 1999
Common Stock, $3.75 par value                         1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                   CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                           Page
                                                                           ----
ITEM 1.  Financial Statements


         Condensed Consolidated Balance Sheets - September 30, 1999 and
                December 31, 1998..........................................    3

         Condensed Consolidated Statements of Income - Three Months and
                Nine Months Ended September 30, 1999 and 1998..............    4

         Condensed Consolidated Statements of Cash Flows - Nine Months
                Ended September 30, 1999 and 1998..........................    5

         Notes to Condensed Consolidated Financial Statements..............    6

ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.....................................................    8

ITEM 3.  Quantitative and Qualitative Disclosures about
         Market Risk.......................................................   23



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings.................................................   24

ITEM 5.  Other Information.................................................   24

ITEM 6.  Exhibits and Reports on Form 8-K..................................   24

Signature Page.............................................................   25

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                       September 30,                December 31,
                                                                                            1999                        1998
                                                                                       --------------               -------------
                                                                                         (Unaudited)
ASSETS
Utility Plant at Original Cost:
 Plant in service                                                                        $  2,390,548                 $ 2,348,996
  Less:  accumulated provision for depreciation                                               780,016                     727,624
                                                                                       --------------               -------------
                                                                                            1,610,532                   1,621,372
  Construction work-in-progress                                                                86,617                      55,670
                                                                                       --------------               -------------
                                                                                            1,697,149                   1,677,042
                                                                                       --------------               -------------
Investments in subsidiaries and other property, net                                            62,461                      34,022
                                                                                       --------------               -------------
Current Assets:
  Cash and cash equivalents                                                                    19,825                      15,197
  Accounts receivable less provision for uncollectible accounts:
   $4,379 -1999 and $3,461 -1998                                                              110,405                     114,380
  Materials, supplies and fuel, at average cost                                                30,421                      25,776
  Other                                                                                         5,362                       2,692
                                                                                       --------------               -------------
                                                                                              166,013                     158,045
                                                                                       --------------               -------------
Deferred Charges:
 Regulatory tax asset                                                                          65,531                      65,619
 Other regulatory assets                                                                       73,791                      61,675
 Other                                                                                         16,565                      15,417
                                                                                       --------------               -------------
                                                                                              155,887                     142,711
                                                                                       --------------               -------------
                                                                                         $  2,081,510                 $ 2,011,820
                                                                                       ==============               =============
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common shareholder's equity                                                             $    669,451                 $   661,367
 Preferred stock                                                                               73,115                      73,115
 Preferred stock subject to mandatory redemption:
 Company-obligated mandatorily redeemable preferred securities of the
  Company's  subsidiary  Sierra  Pacific Power Capital I, holding  solely $50 million principal amount of 8.6% junior
  subordinated debentures of the Company, due 2036                                             48,500                      48,500
 Long-term debt                                                                               728,871                     606,450
                                                                                       --------------               -------------
                                                                                            1,519,937                   1,389,432
                                                                                       --------------               -------------
Current Liabilities:
 Short-term borrowings                                                                         65,100                     105,000
 Current maturities of long-term debt and preferred  stock                                        421                      30,473
 Accounts payable                                                                              67,925                      66,032
 Accrued interest                                                                              12,470                       7,535
 Dividends declared                                                                            20,365                      20,365
 Accrued salaries and benefits                                                                  9,103                      12,131
 Other current liabilities                                                                     23,089                      27,759
                                                                                       --------------               -------------
                                                                                              198,473                     269,295
                                                                                       --------------               -------------
Deferred Credits:
 Accumulated deferred federal income taxes                                                    170,419                     161,697
 Accumulated deferred investment tax credit                                                    36,471                      37,944
 Regulatory tax liability                                                                      37,846                      38,939
 Accrued Retirement Benefits                                                                   51,603                      42,560
 Customer advances for construction                                                            38,361                      34,961
 Other                                                                                         28,400                      36,992
                                                                                       --------------               -------------
                                                                                              363,100                     353,093
                                                                                       --------------               -------------
                                                                                         $  2,081,510                 $ 2,011,820
                                                                                       ===============              =============


   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                                Three-Months Ended                      Nine-Months Ended
                                                                   September 30,                            September 30,
                                                         -------------------------------          --------------------------
                                                             1999                1998                 1999          1998
                                                         -----------         ------------         ------------     ---------
                                                                   (Unaudited)                            (Unaudited)
OPERATING REVENUES:
 Electric                                                   $ 163,846           $ 157,250            $ 455,497     $ 434,558
 Gas                                                           13,056              13,394               69,934        66,872
 Water                                                         17,900              16,802               41,800        37,881
                                                         ------------        ------------         ------------     ---------
                                                              194,802             187,446              567,231       539,311
                                                         ------------        ------------         ------------     ---------
OPERATING EXPENSES:
 Operation:
   Purchased power                                             52,564              44,863              135,343       118,615
   Fuel for power generation                                   32,560              32,842               85,397        84,169
   Gas purchased for resale                                     9,603               9,887               46,978        42,727
   Other                                                       30,031              28,111               84,578        86,031
 Maintenance                                                    6,068               5,034               16,728        15,737
 Depreciation and amortization                                 19,335              17,098               57,927        50,692
 Taxes:
   Income taxes                                                 6,883              11,084               27,292        32,486
   Other than income                                            5,231               4,901               14,851        14,782
                                                         ------------        ------------         ------------     ---------
                                                              162,275             153,820              469,094       445,239
                                                         ------------        ------------         ------------     ---------
OPERATING INCOME                                               32,527              33,626               98,137        94,072
                                                         ------------        ------------         ------------     ---------

OTHER INCOME:
 Allowance for other funds used during construction            (2,451)                870               (2,451)        2,995
 Other income - net                                              (738)                366                 (518)          213
                                                         ------------        ------------         ------------     ---------
                                                               (3,189)              1,236               (2,969)        3,208
                                                         ------------        ------------         ------------     ---------
          Total Income                                         29,338              34,862               95,168        97,280
                                                         ------------        ------------         ------------     ---------

INTEREST CHARGES:
   Long-term debt                                              10,751               9,635               30,683        29,122
   Other                                                        2,082               1,834                6,965         5,502
   Allowance for borrowed funds used during
    construction and capitalized interest                       1,647              (1,401)               1,214        (5,122)
                                                         ------------        ------------         ------------     ---------
                                                               14,480              10,068               38,862        29,502
                                                         ------------        ------------         ------------     ---------

INCOME BEFORE OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                         14,858              24,794               56,306        67,778
   Preferred dividend requirements of Company-
   obligated mandatorily redeemable preferred
   securities                                                  (1,043)             (1,043)              (3,128)       (3,128)
                                                         ------------        ------------         ------------     ---------

INCOME BEFORE PREFERRED DIVIDENDS                              13,815              23,751               53,178        64,650
   Preferred dividend requirements                             (1,365)             (1,365)              (4,094)       (4,094)
                                                         ------------        ------------         ------------     ---------
INCOME APPLICABLE TO COMMON STOCK                           $  12,450           $  22,386            $  49,084     $  60,556
                                                         ============        ============         ============     =========


   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                    -----------------------------------
                                                                       1999                     1998
                                                                    ---------                 ---------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before preferred dividends                                   $ 53,178                  $ 64,650
 Non-cash items included in income:
  Depreciation and amortization                                        57,927                    50,692
  Deferred taxes and deferred investment tax credit                     6,245                    (1,167)
  AFUDC and capitalized interest                                        3,665                   (8,118)
  Early retirement and severance amortization                           3,145                     3,196
  Other                                                                 5,934                     2,251
 Changes in certain assets and liabilities:
  Accounts receivable                                                   3,975                     4,885
  Materials, supplies and fuel                                         (4,645)                   (1,486)
  Other current assets                                                 (2,670)                      (84)
  Accounts payable                                                      1,893                    (8,212)
  Other current liabilities                                            (2,762)                   18,823
  Other - net                                                         (19,459)                    2,682
                                                                    ---------                 ---------
Net Cash Flows From Operating Activities                              106,426                   128,112
                                                                    ---------                 ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to utility plant                                          (95,487)                 (107,347)
  Net customer refunds and contributions in aid construction           16,541                    15,731
                                                                    ---------                 ---------
  Net cash used for utility plant                                     (78,946)                  (91,616)
                                                                    ---------                 ---------
 Investments in subsidiaries and other property - net                 (28,394)                     (156)
                                                                    ---------                 ---------
Net Cash Used In Investing Activities                                (107,340)                  (91,772)
                                                                    ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term borrowings                        (41,703)                   25,637
  Proceeds from issuance of long-term debt                            124,099                         -
  Reduction of long-term debt                                         (31,758)                   (5,342)
  Investment from the parent company                                   16,000                    10,000
  Dividends paid                                                      (61,096)                  (60,094)
                                                                    ---------                 ---------
Net Cash Provided (Used) By Financing Activities                        5,542                   (29,799)
                                                                    ---------                 ---------

Net increase in Cash and Cash Equivalents                               4,628                     6,541
Beginning balance in Cash and Cash Equivalents                         15,197                     6,920
                                                                    ---------                 ---------

Ending balance in Cash and Cash Equivalents                          $ 19,825                  $ 13,461
                                                                    =========                 =========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During Period For:
   Interest                                                          $ 34,779                  $ 28,530
   Income Taxes                                                      $ 23,757                  $ 27,385

  The  accompanying  notes are an integral part of the financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


NOTE 1.   MANAGEMENT'S STATEMENT
--------------------------------

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

         The results of operations for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 3.   LONG TERM DEBT
------------------------

         On July 12, 1999, $10 million of the Company's 6.86% medium term notes matured. On July 16, 1999, $20 million of the Company's 6.83% medium term notes matured.

         On September 17, 1999, the Company issued $100,000,000 Floating Rate Notes, due October 13, 2000. Interest on the Notes is payable quarterly in arrears commencing on December 15, 1999. The interest rate on the Notes for each interest period to maturity will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate for three-month U.S. dollar deposits ("LIBOR") plus a spread of 0.75%. These Notes will not be entitled to any sinking fund and will be redeemable without premium at the option of the Company, in whole, beginning on March 15, 2000 and on the 15th day of each month thereafter.

NOTE 4.  SEGMENT INFORMATION
----------------------------

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

         Financial data for business segments is as follows (in thousands).

Three Months Ended
September 30, 1999           Electric        Gas             Water           Consolidated
--------------------         -------------   -------------   --------------  ------------
Operating Revenues           $ 163,846       $  13,056       $  17,900       $ 194,802
                             =============   =============   ==============  ============
Operating income             $  25,685       $    (213)      $   7,055       $  32,527
                             =============   =============   ==============  ============


Three Months Ended
September 30, 1998           Electric        Gas             Water           Consolidated
--------------------         -------------   -------------   --------------  ------------

Operating revenues           $ 157,250       $  13,394       $  16,802       $ 187,446
                             =============   =============   ==============  ============
Operating income             $  28,348       $    (553)      $   5,831       $  33,626
                             =============   =============   ==============  ============


Nine Months Ended
September 30, 1999           Electric        Gas             Water           Consolidated
--------------------         -------------   -------------   --------------  ------------
Operating Revenues           $ 455,497       $  69,934       $  41,800       $ 567,231
                             =============   =============   ==============  ============
Operating income             $  76,970       $   7,266       $  13,901       $  98,137
                             =============   =============   ==============  ============

Nine Months Ended
September 30, 1998           Electric        Gas             Water           Consolidated
------------------           -------------   -------------   --------------  ------------
Operating revenues           $ 434,558       $  66,872       $  37,881       $ 539,311
                             =============   =============   ==============  ============
Operating income             $  76,512       $   7,691       $   9,869       $  94,072
                             =============   =============   ==============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective," and other similar expressions identify those statements which are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount the Company is allowed to recover from its customers for certain costs which prove to be uneconomic in the new competitive market; (4) the outcome of ongoing and future regulatory proceedings; (5) management's ability to integrate the operations of the Company and Nevada Power Company and to implement and realize anticipated cost savings from the recent merger with Nevada Power; (6) industrial, commercial and residential growth in the service territory of the Company; (7) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (8) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (9) the loss of any significant customers; (10) the ability to lessen the risk of the impact of the Year 2000 on internal and external computer and software systems; and (11) the weather and other natural phenomena. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

RESULTS OF OPERATIONS
---------------------

     The components of gross margin are set forth below (dollars in thousands):

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Operating Revenues:
       Electric                    $    163,846   $    157,250           4.2%   $    455,497   $    434,558            4.8%
       Gas                               13,056         13,394          -2.5%         69,934         66,872            4.6%
       Water                             17,900         16,802           6.5%         41,800         37,881           10.3%
                                   ------------   ------------   -----------    ------------   ------------   ------------
Total Revenues                          194,802        187,446           3.9%        567,231        539,311            5.2%

Energy Costs:
       Electric                          85,124         77,705           9.5%        220,740        202,784            8.9%
       Gas                                9,603          9,887          -2.9%         46,978         42,727            9.9%
                                   ------------   ------------   -----------    ------------   ------------   ------------
Total Energy Costs                       94,727         87,592           8.1%        267,718        245,511            9.0%
                                   ------------   ------------   -----------    ------------   ------------   ------------
Gross Margin                            100,075         99,854           0.2%        299,513        293,800            1.9%
                                   ============   ============   ===========    ============   ============   ============

Gross Margin by Segment:
       Electric                          78,722         79,545          -1.0%        234,757        231,774            1.3%
       Gas                                3,453          3,507          -1.5%         22,956         24,145           -4.9%
       Water                             17,900         16,802           6.5%         41,800         37,881           10.3%
                                   ------------   ------------   -----------    ------------   ------------   ------------
Total                              $    100,075   $     99,854           0.2%   $    299,513   $    293,800            1.9%
                                   ============   ============   ===========    ============   ============   ============


     The causes for significant changes in specific lines comprising the results of operations are as follows (dollars in thousands):

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Electric Operating Revenues:
  Residential                      $     41,892   $     41,760            0.3%  $    127,903   $    125,403            2.0%
  Commercial                             52,175         51,224            1.9%       141,874        135,094            5.0%
  Industrial                             47,878         48,020           -0.3%       139,793        137,771            1.5%
                                   ------------   ------------   ------------   ------------   ------------   ------------
  Retail revenues                       141,945        141,004            0.7%       409,570        398,268            2.8%
  Other                                  21,901         16,246           34.8%        45,927         36,290           26.6%
                                   ------------   ------------   ------------   ------------   ------------   ------------
Total Revenues                     $    163,846   $    157,250            4.2%  $    455,497   $    434,558            4.8%
                                   ============   ============   ============   ============   ============   ============

Retail sales in
  megawatt-hours (MWH)                2,193,220      2,173,027            0.9%     6,332,985      6,143,241            3.1%
                                   ------------   ------------   ------------   ------------   ------------   ------------

Average retail revenue per MWH     $      64.72   $      64.89           -0.3%  $      64.67   $      64.83           -0.2%

     Residential electric revenues increased for the three and nine months ended September 30, 1999 due to a 2.7% increase in total customers over the prior periods. The increase in revenues due to customer growth was almost entirely offset by lower use per customer due to cooler weather for the three months ended September 30, 1999.

     Commercial electric revenues increased for the third quarter of this year compared with the third quarter of 1998 due to a 3.0% increase in total customers. Commercial revenues increased for the nine months ended September 30, 1999, due to a 3.1% increase in total customers and higher average use per customer. Higher average use per customer resulted from the addition of larger customers included in the commercial classification

     Industrial electric revenues decreased slightly for the third quarter compared to the prior year primarily due to lower use per customer for several of the Company's gold mining customers. Industrial revenues increased for the nine months ended September 30, 1999 due to customer growth that was partially offset by lower use per customer. The reduction in use per customer for both periods was the result of reduced production at several of the Company's gold mining customers' facilities as a result of lower gold prices.

     As reported in the Company's 1998 10-K, gold production costs vary greatly at Nevada mines, along with profitability. Mining reports indicate many of Nevada's mines have a production cost of less than $300 per ounce, with some larger mines producing within the $192 to $240 per ounce range. When compared to world production costs, Nevada is well below the worldwide average of $262 per ounce. While Nevada's gold mines have the lowest costs in the world, investments in exploration and development have fallen, and may continue to fall. In addition, low gold prices may also shorten the expected mine lives of certain Nevada properties as lower grade ore becomes uneconomic to mine.

     Other electric revenues were higher in the third quarter of 1999 compared to the prior year primarily due to a $8.7 million increase in wholesale electric revenues. This increase was partially offset by a higher provision for customer refunds during 1999. Other electric revenues were higher for the nine months ended September 30, 1999 due to a $16.5 million increase in wholesale electric sales. This increase was partially offset by a $4.3 million reclassification from operating expense to a contra-revenue in order to reflect a refund resulting from the 1997 earnings sharing decision by the Public Utilities Commission of Nevada. Also, the increase in 1999 revenues was partially offset by a higher provision for customer refunds and losses from the Company's Pinon Pine subsidiaries.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Gas Operating Revenues:
     Residential                   $      3,813   $      3,506            8.8%  $     29,029   $     28,032            3.6%
     Commercial                           2,189          2,198           -0.4%        15,338         15,301            0.2%
     Industrial                           1,781          1,960           -9.1%         7,899          8,529           -7.4%
     Miscellaneous                         (194)           321         -160.4%           749            968          -22.6%
                                   ------------   ------------   ------------   ------------   ------------   ------------
     Total retail revenue                 7,589          7,985           -5.0%        53,015         52,830            0.4%
     Wholesale revenue                    5,467          5,409            1.1%        16,919         14,042           20.5%
                                   ------------   ------------   ------------   ------------   ------------   ------------
Total Revenues                     $     13,056   $     13,394           -2.5%  $     69,934   $     66,872            4.6%
                                   ============   ============   ============   ============   ============   ============
Sales Decatherms (Dth):
     Retail                           1,248,372      1,285,076           -2.9%     9,269,549      9,346,123           -0.8%
     Wholesale                        2,440,570      3,229,436          -24.4%     7,988,902      7,811,885            2.3%
                                   ------------   ------------   ------------   ------------   ------------   ------------
     Total                            3,688,942      4,514,512          -18.3%    17,258,451     17,158,008            0.6%
                                   ------------   ------------   ------------   ------------   ------------   ------------

Average revenues per Dth
     Retail                        $       6.08   $       6.21           -2.2%  $       5.72   $       5.65            1.2%
     Wholesale                     $       2.24   $       1.67           33.7%  $       2.12   $       1.80           17.8%

     Residential gas revenues were higher for the three and nine months ended September 30, 1999 due to 4.4% and 4.2% increases in customers, respectively. Revenues were also higher for the third quarter of 1999 because of higher use per customer.

     Commercial gas revenues for the three and nine months ended September 30, 1999 were comparable with the same periods in 1998. In both current year periods presented, increased revenues from customer growth was offset by lower use per customer. The lower use per customer for the nine months ended September 30, 1999 was the result of warmer weather during the first part of the year when gas is used to heat.

     Industrial gas revenues were lower for the three and nine months ended September 30, 1998 due to lower use per customer as a result of warmer weather early in 1999.

     Wholesale gas revenues for the third quarter of 1999 were comparable with the prior year. Wholesale revenues were higher for the nine months ended September 30, 1999 due to several large gas sales contracts during the first quarter of 1999.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Water Operating Revenues           $     17,900   $     16,802            6.5%  $     41,800   $     37,881           10.3%
                                   ============   ============   ============   ============   ============   ============

     Water revenues were higher for the third quarter of 1999 due mostly to a 5.9% increase in total customers. Water revenues increased for the nine months ended September 30, 1999 compared to the prior year primarily due to a 4.4% increase in total customers and higher use per customer as a result of less precipitation during 1999.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Purchased Power                    $     52,564   $     44,863           17.2%  $    135,343   $    118,615           14.1%

Purchased Power MWH                   1,542,282      1,155,726           33.4%     4,565,551      3,512,280           30.0%
Average cost per MWH
  of Purchased Power               $      34.08   $      38.82          -12.2%  $      29.64   $      33.77          -12.2%

     Purchased power costs were higher for the three and nine months ended September 30, 1999 because the Company fulfilled more of its total energy requirements with less expensive purchased power and reduced its own generation. Purchased power costs were also higher during 1999 due to increased wholesale sales. The higher costs were partially offset by lower average unit prices for purchased power.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Fuel for Power Generation          $     32,560   $     32,842           -0.9%  $     85,397   $     84,169            1.5%

MWHs generated                        1,382,352      1,616,631          -14.5%     3,701,059      4,069,649           -9.1%
Average cost per MWH
  of Generated Power               $      23.55   $      20.32           15.9%  $      23.07   $      20.68           11.6%

     Fuel for generation costs for the three and nine months ended September 30, 1999, were comparable with the prior year despite 14.5% and 9.1% reductions in electric generation, respectively. Higher gas prices and the absence of Department of Energy co-funding of fuel costs at the Pinon Pine project contributed to the higher average cost per MWH of generated power. As discussed above, the Company was able to replace electricity from generation with less expensive purchased power.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Gas Purchased for Resale
           Retail                  $      5,043   $      4,580           10.1%  $     32,048   $     29,289            9.4%
           Wholesale                      4,560          5,307          -14.1%        14,930         13,438           11.1%
                                   ------------   ------------   ------------   ------------   ------------   ------------
           Total                          9,603          9,887           -2.9%        46,978         42,727            9.9%
                                   ============   ============   ============   ============   ============   ============

Gas Purchased for Resale Dth
           Retail                     1,248,575      1,254,356           -0.5%     9,273,542      9,383,733           -1.2%
           Wholesale                  2,440,570      3,226,962          -24.4%     7,988,902      7,811,885            2.3%
                                   ------------   ------------   ------------   ------------   ------------   ------------
           Total                      3,689,145      4,481,318          -17.7%    17,262,444     17,195,618            0.4%
                                   ============   ============   ============   ============   ============   ============

Average cost per Dth
           Retail                  $       4.04   $       3.65           10.7%  $       3.46   $       3.12           10.9%
           Wholesale               $       1.87   $       1.64           14.0%  $       1.87   $       1.72            8.7%

     The cost of retail gas purchased for resale increased for the three and nine months ended September 30, 1999 because of considerably higher gas unit prices. The increase in gas unit prices is attributable to increased demand for gas in the Pacific Northwest and additional transportation fees.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Allowance for other funds
 used during construction          $     (2,451)  $        870         -381.7%  $     (2,451)  $      2,995         -181.8%

Allowance for borrowed funds
 used during construction                (1,647)         1,401         -217.6%        (1,214)         5,122         -123.7%
                                   ------------   ------------   ------------   ------------   ------------   ------------
                                   $     (4,098)  $      2,271         -280.4%  $     (3,665)  $      8,117         -145.2%
                                   ============   ============   ============   ============   ============   ============

     Total allowance for funds used during construction (AFUDC) is lower for the three and nine months ended September 30, 1999 because of construction completed in June and December 1998 for the Pinon and Alturas projects, respectively. Also, the 1999 amounts reflect an adjustment to reverse amounts previously charged to AFUDC of $4.5 million. This adjustment resulted from a refinement of amounts assigned to specific components of facilities that were completed in different periods and used differing AFUDC rates.

                                           Three Months                                 Nine Months
                                        Ended September 30,                          Ended September 30,
                                       --------------------                          -------------------
                                                                 Change from                                  Change from
                                           1999           1998   Prior Year %           1999           1998   Prior Year %
                                   ------------   ------------   ------------   ------------   ------------   ------------
Other operating expense            $     30,031   $     28,111            6.8%  $     84,578   $     86,031           -1.7%
Maintenance expense                       6,068          5,034           20.5%        16,728         15,737            6.3%
Depreciation and amortization            19,335         17,098           13.1%        57,927         50,692           14.3%
Income taxes                              6,883         11,084          -37.9%        27,292         32,486          -16.0%
Interest charges- Long term debt         10,751          9,635           11.6%        30,683         29,122            5.4%
Interest charges-other                    2,082          1,834           13.5%         6,965          5,502           26.6%

     Other operating expense was higher for the third quarter of 1999 due to higher claims reserves during the current year and adjustments that reduced costs during 1998 related to stock compensation. Other operating expense was slightly lower for the nine months ended September 30, 1999 due to a reclassification of $4.3 million from expense to a contra-revenue in order to reflect a refund resulting from the 1997 earnings sharing decision by the Public Utilities Commission of Nevada. The decrease in costs for 1999 was partially offset by higher claims reserves, rate case adjustments and other miscellaneous items expensed during the current year.

     Maintenance costs were higher for the three and nine months ended September 30, 1999 due to scheduled maintenance costs at the Valmy Unit 2 generating facility.

     Depreciation and amortization expense increased for the three months ended September 30, 1999, due to the completion of the Alturas intertie in December 1998. Depreciation and amortization expense increased for the nine months ended September 30, 1999, due to the completion of the Alturas intertie in December 1998 and the Pinon post-gasification facilities in June 1998.

     Operating income taxes decreased for the three and nine months ended September 30, 1999 due to lower operating income before income taxes and a lower effective tax rate during the current year.

     Interest charges-other were higher for the three and nine months ended September 30, 1999, because of a Public Utilities Commission of Nevada's decision to assess partial interest on amounts payable in the 1997 earnings sharing case and higher average short-term borrowing in 1999.


             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
             ----------------------------------------------------

     During the first nine months of 1999, the Company earned $53.2 million in income before preferred dividends. It declared $4.1 million in dividends to holders of its preferred stock and declared $57.0 million in common stock dividends to its parent, Sierra Pacific Resources.

     Cash flows during the nine months ended September 30, 1999 decreased slightly compared to the same period in 1998. Cash flows were less in 1999 due to less cash provided from operating activities and more cash used for investing activities. The decrease in cash flows from operating and investing activities was partially offset by cash provided from financing activities. The decrease in cash provided from operating activities was primarily due to cash utilized for customer refunds and merger related cash requirements. The increase in cash used for investing activities was due to the Company's acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C., GPSF-B. Net cash provided by financing activities resulted from the issuance of $24 million of California rate reductions bonds in April 1999 and $100 million floating rate notes issued on September 17, 1999. See "Regulatory Matters" for more details regarding the California bonds.

Construction Expenditures and Financing
---------------------------------------

     The Company's construction program and capital requirements for the period 1999-2003 were originally discussed in the Company's 1998 Annual Report on Form 10-K. Of the amount projected for 1999 ($112.7 million), $78.9 million (70.0%) was spent as of September 30, 1999. Internally-generated funds provided 57.7% of all construction expenditures.

     On July 28, 1999, immediately following the consummation of the merger between the Company's parent, Sierra Pacific Resources "SPR" and Nevada Power Company, the Company put into place a $150 million unsecured revolving credit facility with Mellon Bank, N.A., as Administrative Agent, First Union National Bank and Wells Fargo Bank, N.A., as Syndication Agents, and certain other participating banks. This facility may be used for working capital and general corporate purposes, including for commercial paper backup, and replaced all existing credit facilities of the Company.

     On October 1, 1999 Sierra Pacific Power Company provided Notice of Redemption to the holders of Preferred Stock, Series A, $2.44 Dividend (4.88%), Series B, $2.36 Dividend (4.72%) and Series C, $3.90 Dividend (7.80%). The company paid $23.8 million on November 1, 1999 to effect the redemption. The amount paid included the preferred stock par value of $23.1 million, a call premium of $.4 million and accrued dividends of $.3 million.

Pinon Pine Power Project
------------------------

     As reported in the Company's 1998 Annual Report on Form 10K, the Company has been in dispute with the DOE concerning funding of the remaining $14 million under the cooperative agreement and the allowance of previously incurred natural gas fuel cost paid by the DOE. On November 2, 1999 the Company reached final agreement with the DOE regarding the allowability of previously incurred natural gas costs. The agreement also redefines the cooperative agreement performance period and the responsibilities of both parties through the remainder of the agreement. The period of performance is extended until January 1, 2001 or until the facility is sold or operational control is transferred. The DOE agrees to share past fuel costs and future natural gas costs used to fuel the gas combustion turbine during periods when air extraction from the process is directed to the gasifier island. In the agreement, the Company agreed to undertake reasonable efforts to make the gasifier operational that include capital improvements of $3.8 million, half of which will be funded by the DOE, and a commitment to provide a defined level of operating expenses and other engineering resources.

     The Company is continuing in its efforts to obtain sustained operation of the gasifier by identifying and redesigning problem areas.

Merger
------

     On July 28, 1999 the merger between SPR and Nevada Power Company was finalized.

     On June 11, 1999, following approvals from the Department of Justice (April 16, 1999) and the SEC (expiration of comment period on June 8, 1999), the PUCN gave unanimous approval of a stipulation between the merging companies, PUCN staff and the Utility Consumer Advocate, regarding the merging companies' joint divestiture plan. As part of the stipulation, the companies were required to re-file the divestiture plan and file the final Independent System Administrator
(ISA) proposal with the PUCN and the Federal Energy Regulatory Commission
(FERC). The last filing was submitted in October 1999. The PUCN merger order provides that upon selling the generating units, both companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN. The PUCN order also provided that any remaining gains can be used to offset goodwill. After-tax gains may not be sufficient to offset goodwill. However, if the combined Company demonstrates that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the combined Company may include in the general rate a request to recover goodwill." The Company expects that most of the generation facility sales will be completed by late-2000.

     Following the issuance of the PUCN order on the merger, the Nevada Legislature passed SB 438 which amended the restructuring process in Nevada. Among other provisions, it required the utilities to provide last resort service at a capped price, and provided that any shortfall experienced by the utilities in revenues from the capped rates over experienced costs could be recovered from the net gain from the generation divestiture. It is the utilities' position that any net gain must first be applied to any such shortfall; any remaining net gain may then be used to offset stranded costs and then allocated to goodwill.

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

         Through September 30, 1999 the Company had incurred a total of $28.5 million in capitalized costs since merger work began. The capitalized amounts consist of $17.3 million of transaction and transition costs and $11.2 million of employee separation costs.

         See Regulatory Matters - Electric Restructuring Activities, regarding
         ----------------------   ---------------------------------
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

         On April 21, 1999, the PUCN approved refunds of $8.0 million in electric and $1.5 in gas, plus interest, for the 1997 earnings sharing case. The gas refund reflects the PUCN's acceptance of the Company's recommendation to apply $0.4 million of the refund to offset the variable interest receivable balance. The PUCN deferred its decision on several issues which could result in an additional $1.5 million of refunds in the 1997 earnings sharing case. The Company had originally requested to refund $7.3 million for electric and $1.7 million for gas. All amounts are provided for in the financial statements.

         On April 30, 1999, the Company filed an earnings sharing request, based on 1998 earnings, of $7.0 million for electric customers and $1.9 million for gas customers. On August 19, 1999, the PUCN approved a stipulation between the Company, Staff, and the Utilities Consumer Advocate, which resulted in a $7.4 million and a $2.0 million refund to electric and gas customers, respectively.

Affiliate Transaction Rules and Affiliate Applications to Provide Potentially Competitive Services

         The Company and Nevada Power Company filed a joint motion to set aside or modify the affiliate transaction rules adopted by the PUCN on January 14, 1999. The Companies requested the PUCN to modify the rules related to name/logo, sharing services, sharing officers and directors, and transfer pricing. To date the PUCN has not acted on this motion. On March 30, 1999 the Company and Nevada Power filed with the District Court a "Complaint and Petition for Declaratory and Injunctive Relief and for Judicial Review" relating to the Affiliate Transaction Rules. The companies asked that the court find that the rules "violate plaintiff's federal and state constitutional guarantees, are unlawful and invalid because they were enacted in violation of the procedural and substantive provisions of the Administrative Procedures Act, and are unlawful and invalid because they exceed the authority of the PUCN and are unsupported by the evidence." The Companies asked that the court order the PUCN "to cease and desist from enforcing the regulations." There has been no action in the court case.

         The PUCN issued an order consolidating the merging Companies' applications for authorization to provide potentially competitive services, and hearings were held June 28-30,1999. On August 31, 1999, the PUCN issued an order denying the Companies' application. On September 15, 1999, the Companies filed a Petition for Reconsideration of the PUCN's order denying the application.

Electric Restructuring Activities

         In July 1997, the Governor of Nevada signed into law Assembly Bill 366 (AB366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. However, in early February 1999, the PUCN recommended to the state legislature that the start date for competition be delayed to allow more time for consideration of issues as a result of restructuring. On April 19, 1999, the Nevada Senate passed SB438, which is an amendment to AB366. In July 1999 the Governor of Nevada signed SB438 into law. The new law contains the following provisions:

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

 .  Repeals deferred energy for electric operations October 1, 1999.

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

         During the hearing on the proposed past cost rule on June 1, 1999, the PUCN determined that the impacts of SB 438 on existing and proposed electric restructuring regulations should be evaluated. The PUCN issued Procedural Orders 13 and 14 and held workshops to discuss the impact of SB 438.

         See the Company's Annual Report Form 10-K for more information regarding the issues being considered as a result of restructuring of the electric industry in Nevada. The following are highlights of recent restructuring activity:

Compliance Plan (Dockets 99-4001/4002)

         On April 1, 1999, the Company filed Phase I, the revenue requirements and unbundling study portions, of the Restructuring Compliance Filing with the PUCN. The filing includes the development of electric revenue requirements for the test period 1998. In the unbundling study, the revenue requirements were assigned and allocated to a number of service components including generation, aggregation, transmission, distribution, metering, billing, and customer services. On April 30, 1999, the Company filed Phase II which included the proposed bundled rate design. Phase III will be filed 15 days following a PUCN decision on Phases I and II and will include full proposed tariffs for distribution service and all other noncompetitive services

         On September 23, 1999, the PUCN issued an interim order on the Company's Phase I Compliance Plan filing. The order contained the PUCN's decision on revenue requirements, return on equity, depreciation, and the unbundling study. The PUCN's decision establishes a new (lower) revenue requirement for the vertically integrated electric utility that is based on a return on equity rate of 10.25%, changes to generation and distribution depreciation rates, other rate base and operating expense adjustments. The order also establishes an electric distribution return on equity rate of 9.85% that reflects a 40 basis point risk adjustment from the integrated electric utility. The Company believes that SB 438 established the current revenue requirement for the vertically integrated electric utility as present rate revenues. However, the order denied the Company's motion to consider the impacts of SB 438 on the Compliance Plan filing. The Company filed a Petition for Reconsideration and the Phase II Compliance Plan filing on October 8, 1999.

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

         The Company and Nevada Power conducted informal workshops with the appropriate parties to resolve issues related to Rules 9 (Line Extensions) and 15 (Non-Utility Generation Facilities) of the Distribution Open Access Tariffs. Rule 9 provides for competition in line extension designs and construction while Rule 15 provides procedures for the connection of non-utility generators. A settlement was reached resolving Rule 15 and filed with the PUCN on June 18, 1999. Another settlement was reached resolving Rule 9 and was filed with the PUCN on July 9th.

Past Costs

         Past costs, which are commonly referred to as stranded costs in other jurisdictions, continue to be addressed in 1999. AB366 permits the recovery of generation costs pursuant to specified legal criteria. The PUCN has conducted several workshops on past costs in which various topics were discussed, including the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms and applicable tax and accounting issues.

         On April 8, 1999, the PUCN issued a revised proposed rule that specifies the information a utility must include in its request for recovery of past costs. The final rule is expected to include the date for the submission of filings to recover past costs, which will likely be 45 days after the order from the compliance plan filing is issued.

         On June 1, 1999, the PUCN began and suspended the hearing on the proposed past cost rule. Due to the passage of SB 438, the PUCN determined that this rule and other regulations should be evaluated to investigate the impact of SB 438 has on this and other pending and adopted regulations. The PUCN has scheduled a hearing on November 8, 1999, on the proposed past cost rule. The Company has not completed an estimate of its past costs, since such a calculation is dependent on a variety of issues related to restructuring which are not resolved at this time. These rules are expected to be completed and any required past cost filing will be made late in 1999 or early 2000.


Provider of Last Resort

         The provider of last resort (PLR) will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins. On March 16, 1999 the PUCN issued a revised proposed rule for PLR. A hearing was held April 26, 1999. A new procedural final order was issued regarding those matters.

         The PUCN proposed PLR format requires the PLR functions to be performed by a regulated affiliate of the Company and not by the electric distribution utility. The business activities of the PLR affiliate must be limited to the PLR function. The Company and Nevada Power filed joint comments which outlined concerns that the PUCN proposed PLR format would not be financially viable. The PUCN issued Procedural Order 11 to request comments on the financial viability of the PUCN proposed PLR format.

         SB 438 specifically provides for the electric distribution utility to provide PLR services until July 1, 2001. The PUCN has scheduled a workshop on November 8, 1999 on a new proposed rule for the PLR.

Independent Scheduling Administrator

         The Company has participated in interim Independent Scheduling Administrator (iISA) working groups which are developing iISA standards, protocols and procedures. The PUCN issued a "Notice of Request for Comments and Notice of Workshop" to hear from entities interested in performing the iISA function, the timeline, the functions to be performed, the costs and how these entities will adhere to the PUCN iISA principles. The PUCN held a workshop on the proposed iISA on July 14, 1999. Presentations were made by the Mountain West ISA and the California ISO. The workshop was continued on July 22, 1999.

         On behalf of the Mountain West ISA, the Company and Nevada Power submitted a filing to establish the ISA with the Federal Energy Regulatory Commission ("FERC") on July 23, 1999. See "Regulatory Matters - FERC Matters-Independent Scheduling Administrator (ISA)". The PUCN held a workshop to discuss the adequacy of the ISA proposal.

         On September 13, 1999, the Company and Nevada Power filed a brief on recovery of ISA funding. On September 17, 1999, the PUCN issued a Procedural Order setting the schedule for a hearing on the ISA filing. The PUCN identified two issues for the hearing on October 25, 1999: ISA funding and pre-existing contracts. The PUCN also requested parties to file a list of additional issues. The Company and Nevada Power filed a response to the PUCN Procedural Order and testimony for the hearing.

Meter and Data Exchange

         The PUCN issued a Notice of Tariff Filing and Notice of Hearing on meter and data exchange standards and protocols on September 23, 1999. The hearing was held on October 27, 1999 and an order on the issue is pending.

Gas Restructuring

         To comply with Nevada AB 366 for natural gas deregulation, the PUCN is developing new natural gas rules. To develop new rules, the PUCN is following similar processes as in electric restructuring.

Gas Licensing

         On January 7, 1998, the PUCN issued an order adopting a final rule for licensing which was adopted as a temporary regulation.

         On February 9, 1999, the PUCN issued a proposed rule for gas licensing fees. On March 23, 1999 the PUCN held a workshop on the proposed rule for licensing fees for alternative sellers. The hearing, also scheduled for this day, was postponed. The PUCN re-issued the proposed rule and held hearings in March and June. The PUCN is expected to adopt the proposed rule at its next agenda meeting.



                              California Matters

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

         In order for the Company to recover transition and associated costs, the California Public Utilities Commission (CPUC) authorized the establishment of non-bypassable, usage-based, per kilowatt hour charges ("FTA Charges") to be included in the regular utility bills of residential and small commercial consumers located in the historical service territory of the Company in California. The right to receive payments made in respect of the FTA Charges is referred to as Transition Property.

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

                                 FERC Matters

Alturas

         On April 15, 1999 the FERC approved the settlement in the Import Limit Case which had previously been certified by the Administrative Law Judge in June 1998. The settlement provides for a continuation of the current import limit allocation until the Alturas intertie is in service. At that time and until February 28, 2001, Truckee Donner Public Utility District (TDPUD) will receive 30 MW of import capability. After February 28, 2001, allocation of import capacity will be determined by the FERC based on the results of the Company's 1998 Resource Plan and a subsequent filing with the FERC in 1999.

Regional Transmission Organizations

         On May 13, 1999, the FERC issued a Notice of Proposed Rulemaking on Regional Transmission Organizations (RTOs). The FERC proposed characteristics of an RTO and also the requirement for utilities to form or join RTOs.

Merger

         On April 14, 1999, the FERC voted to approve the merger of SPR, the Company and Nevada Power, as proposed. In approving the merger the FERC required the companies to divest of their generation facilities (as proposed by the companies) and required Nevada Power to file an update of its transmission rates (also proposed by the companies).

         On May 17/th/, TDPUD filed a Petition for Rehearing of the FERC's order approving the merger. TDPUD claims the FERC violated its own policy by allowing the merger to be consummated prior to divestiture of generation assets. The Company and Nevada Power filed an answer to TDPUD's Petition for Rehearing in May. On July 14, 1999, the FERC denied in all aspects TDPUD's petition.

Transmission Rate Case

         On March 30, 1999, the Company filed with the FERC to increase its open access transmission rates. The Company requested an increase of $16 million in the annual revenue requirement for network service. The point-to-point rate would increase from $2.80 /kW-mo. to $3.21 /kW-mo. This filing incorporates the Alturas intertie, completed in December 1998, and the reclassification of transmission and distribution facilities approved by the PUCN last summer.

         On May 28, 1999, as expected, the FERC issued an order setting the rate case for hearing. The proposed rates are accepted subject to refund and suspended until November 1, 1999. On June 14, 1999, as required by the May 28 order, the Company filed additional information on the proposed transmission and distribution (T&D) reclassification. The Company also requested that the FERC accept the filing and approve the T&D split. On July 29, 1999 the FERC accepted the Company's proposed T&D reclassification. The hearing will commence on January 25, 2000.

Generation Tariffs

         On March 31, 1999, the Company filed Docket No. ER99-2332 with the FERC for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The tariffs permit market-based rates after the offering of capacity under a cost-based recourse approach.

         Motions to intervene and protest in the Company's generation tariffs rate case were due on April 20, 1999. Newmont, City of Fallon, and TDPUD filed motions to intervene and protest. Barrick (a mining company) filed a motion to intervene with comments. Several other parties also filed interventions. The PUCN filed motion to intervene and protest one day after the date established by the FERC. The PUCN requested the FERC to hold the proceedings in abeyance to allow the PUCN more time to review Sierra's divestiture plan filing.

         The Company filed an Answer to the protests filed on the tariff on May 5, 1999. In response to the PUCN request, the Company requested that the FERC rule on the Company's tariff by November 30, 1999 (rather than September 30, 1999) to allow the PUCN more time. The Company also provided clarification in response to other protests.

         On July 20, 1999, the Company filed a motion to expedite the FERC's consideration of the tariff. The motion requested that the FERC approve the tariff by September 30, 1999 since the PUCN issues were resolved.

Independent Scheduling Administrator (ISA)

         On July 23, 1999, the Company and Nevada Power submitted a filing to establish the Mountain West ISA (Docket ER97-3719). The proposal centers on the formation of an interim ISA called Mountain West ISA, which will ensure the non-discriminatory treatment of transmission customer in two wholesale electricity markets; one in northern Nevada and one in southern Nevada. The formation of the ISA is viewed as an interim step in the move to broader regional restructuring of the electric service industry in the western United States.

         Fifteen parties filed to intervene in the ISA filing. On September 17, 1999, the Company, Nevada Power and the Mountain West ISA filed answers to the protests filed on the ISA filing. The California ISO filed an answer to the Company's and Nevada Power's response to their protest on September 28, 1999.

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

         In 1996, the Company established its Y2K project to address Y2K issues. The project's scope includes: (1) business application systems (including, but not limited to, customer information and billing) and financial systems (including time reporting, payroll, general ledger, accounts payable and purchasing, and end-user developed systems); (2) embedded systems (including equipment that operates or controls operating facilities such as power plants, electric transmission and distribution, water, gas, telecommunications, and information technology systems); (3) customer, vendor, and supplier relationships and (4) testing and contingency planning.

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

         The Company has successfully completed implementing 100% of its mission critical business systems.

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

         The Company participated in the North American Electric Reliability Council's (NERC) September 9, 1999 nation-wide readiness drill for utilities. The purpose of the drill was to test alternative lines of communications by simulating loss of data and voice communications, and to train and prepare staff for the millennium date rollover. The Company experienced a few minor procedural problems, that have since been corrected.

         In September 1999, the Company completed an independent audit conducted by Sargent and Lundy (S&L). In summary the S&L final report stated, "During the course of the audit, S&L discovered no evidence to indicate that mission critical systems at selected power stations would not perform as expected...."

Vendors and Suppliers

         The Company has contacted, in writing, all vendors and suppliers of products and services that it considers critical to its operations. These contacts have included, but were not limited to, suppliers of interstate transportation capacity for coal supplies, natural gas producers, financial institutions, and telephone service providers. The Company has met one on one with several of its critical vendors and suppliers to assess their Y2K readiness. From these meetings, the Company feels that these vendors and suppliers have a viable Y2K program and that they will meet their commitments to the Company. If it becomes necessary, the Company may consider new business and procurement alternatives for products and services as necessary to the extent that alternatives are available.

Major Customers

         The Company has met face to face with many of its major customers to share its progress on Y2K. Also discussed at these meetings is the customer's Y2K readiness. The Company will continue to keep its major customers informed as to its progress on Y2K remediation, testing and contingency planning.

Contingency Planning

         The Company's Y2K strategies include contingency planning for both business and embedded systems. The planning effort includes critical Company areas such as electric generation, water, gas, telecommunications, building facilities, information technology, networks, vendors, suppliers, and operations personnel. Quick action response teams and additional Company personnel are planned to be available for the century rollover. Additionally, the Company's Emergency Operations Center (EOC) will be activated for the century rollover. All Company contingency plans were completed as of September 30, 1999.

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

         The Company currently estimates that its total incremental expenditures for the Y2K effort, since it began identification of Y2K cost, will be approximately $5.9 million. This estimate has been reduced from amounts previously reported based on updated assessments of the project costs. Y2K costs include assessment, remediation, testing, and contingency planning activities. Of the total project costs, about $4.0 million was incurred through September 30, 1999.

         Approximately $2.5 million of the expenditures relate to business systems, and $1.5 million relate to the Company's embedded systems. The Company anticipates that the remaining expenditures will be spent on remediating non-mission critical systems, and equipment necessitated by the contingency plans.

         The Company's Y2K program is progressing and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the information previously disclosed regarding quantitative and qualitative market risk in the Company's 1998 Annual Report on Form 10-K.

PART II
-------

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits filed with this Form 10-Q.


      (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements filed on Form 10-Q for the nine month period ended September 30, 1999, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)   Reports on Form 8-K


      None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Sierra Pacific Power Company
                                     ----------------------------------
                                                (Registrant)





Date: November 15, 1999                By      /s/ Mark A. Ruelle
      ---------------------               ---------------------------------
                                                    Mark A. Ruelle
                                               Senior Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)





Date: November 15, 1999                By      /s/ Mary O. Simmons
      ---------------------               ---------------------------------
                                                   Mary O. Simmons
                                                     Controller
                                           (Principal Accounting Officer)