Form 10-Q
period 2000-03-31
SIERRA PACIFIC POWER CO
filed 2000-05-15
CIK 90144

================================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 2000


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO


                         Commission File Number 0-508


                         SIERRA PACIFIC POWER COMPANY
            (Exact name of registrant as specified in its charter)

         NEVADA                                                  88-0044418
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 10100 (6100 Neil Road)                                 89520-0400
           Reno, Nevada                                          (89511)
(Address of principal executive office)                         (Zip Code)

                                (775) 834-4011
             (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____
                                             ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                    Outstanding at May 15, 2000
Common Stock, $3.75 par value                            1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000



                                   CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                                         Page
                                                                                                         ----
ITEM 1.        Financial Statements

               Condensed Consolidated Balance Sheets - March 31, 2000 and
                    December 31, 1999..................................................................     3

               Condensed Consolidated Statements of Income - Three Months
                    Ended March 31, 2000 and 1999......................................................     4

               Condensed Consolidated Statements of Cash Flows - Three Months
                    Ended March 31, 2000 and 1999......................................................     5

               Notes to Condensed Consolidated Financial Statements....................................     6

ITEM 2.        Management's Discussion and Analysis
               of Financial Condition and Results

               of Operations...........................................................................     8

ITEM 3.        Quantitative and Qualitative Disclosures about
               Market Risk.............................................................................    15

                                          PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings.......................................................................    16

ITEM 5.        Other Information.......................................................................    16

ITEM 6.        Exhibits and Reports on Form 8-K........................................................    16

Signature Page.........................................................................................    17

Appendix...............................................................................................    18

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                    March 31,                December 31,
                                                                      2000                      1999
                                                                 ----------------          ---------------
                                                                   (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                   $ 2,420,066              $ 2,420,728
    Less:  accumulated provision for depreciation                        816,935                  799,099
                                                                     -----------              -----------
                                                                       1,603,131                1,621,629
  Construction work-in-progress                                          122,924                   97,561
                                                                     -----------              -----------
                                                                       1,726,055                1,719,190
                                                                     -----------              -----------
Investments in subsidiaries and other property, net                       61,773                   62,704
                                                                     -----------              -----------
Current Assets:
  Cash and cash equivalents                                               12,398                    3,011
  Accounts receivable less provision for uncollectible accounts:
    $2,918 -2000 and $3,649 -1999                                        105,847                  113,695
  Materials, supplies and fuel, at average cost                           29,528                   30,070
  Deferred energy costs                                                     (376)                    --
  Other                                                                    5,945                    3,103
                                                                     -----------              -----------
                                                                         153,342                  149,879
                                                                     -----------              -----------
Deferred Charges:
  Regulatory tax asset                                                    65,531                   65,531
  Other regulatory assets                                                 71,732                   73,660
  Other                                                                   25,109                   25,512
                                                                     -----------              -----------
                                                                         162,372                  164,703
                                                                     -----------              -----------
                                                                     $ 2,103,542              $ 2,096,476
                                                                     ===========              ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                        $   680,274              $   673,738
  Preferred stock                                                         50,000                   50,000

  SPPC Obligated mandatorily redeemable preferred trust securities        48,500                   48,500
  Long-term debt                                                         623,946                  625,430
                                                                     -----------              -----------
                                                                       1,402,720                1,397,668
                                                                     -----------              -----------
Current Liabilities:
  Short-term borrowings                                                  101,782                  109,584
  Current maturities of long-term debt                                   102,685                  102,755
  Accounts payable                                                        69,743                   78,491
  Accrued interest                                                        10,238                    5,110
  Dividends declared                                                      19,983                   19,974
  Accrued salaries and benefits                                            8,672                    8,385
  Other current liabilities                                               21,771                   10,673
                                                                     -----------              -----------
                                                                         334,874                  334,972
                                                                     -----------              -----------
Commitments & Contingencies (Note 4)

Deferred Credits:
  Deferred federal income taxes                                          171,455                  170,261
  Deferred investment tax credit                                          35,655                   35,980
  Regulatory tax liability                                                37,846                   37,846
  Accrued Retirement Benefits                                             49,837                   49,052
  Customer advances for construction                                      41,219                   40,081
  Other                                                                   29,936                   30,616
                                                                     -----------              -----------
                                                                         365,948                  363,836
                                                                     -----------              -----------
                                                                     $ 2,103,542              $ 2,096,476
                                                                     ===========              ===========

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                                                          Three Months Ended
                                                                                March 31,
                                                                        ------------------------

                                                                            2000          1999
                                                                        -----------    ---------
                                                                               (Unaudited)
OPERATING REVENUES:
 Electric                                                                 $ 157,622    $ 144,303
 Gas                                                                         34,836       38,027
 Water                                                                       10,249       10,281
                                                                        -----------   ----------
                                                                            202,707      192,611
                                                                        -----------   ----------
OPERATING EXPENSES:
 Operation:
  Purchased power                                                            49,480       40,668
  Fuel for power generation                                                  29,276       26,470
  Gas purchased for resale                                                   22,851       24,717
  Deferral of energy costs -net                                                 376           --
  Other                                                                      27,869       23,782
 Maintenance                                                                  4,485        5,496
 Depreciation and amortization                                               19,031       19,094
 Taxes:
  Income taxes                                                               11,034       11,812
  Other than income                                                           4,962        4,799
                                                                        -----------   ----------
                                                                            169,364      156,838
                                                                        -----------   ----------
OPERATING INCOME                                                             33,343       35,773
                                                                        -----------   ----------
Other Income:
 Allowance for other funds used during construction                              68           --
 Other income - net                                                            (378)           7
                                                                        -----------   ----------
                                                                               (310)           7
                                                                        -----------   ----------
              Total Income Before Interest Changes                           33,033       35,780
                                                                        -----------   ----------
INTEREST CHARGES:
 Long-term debt                                                               9,750        9,861
 Other                                                                        3,211        2,603
 Allowance for borrowed funds used during construction
   and capitalized interest                                                    (482)        (198)
                                                                        -----------   ----------
                                                                             12,479       12,266
                                                                        -----------   ----------
INCOME BEFORE SPPC OBLIGATED MANDATORILY REDEEMABLE
 PREFERRED TRUST SECURITIES                                                  20,554       23,514
 Preferred dividend requirements of SPPC-obligated mandatorily
   redeemable trust preferred securities                                     (1,043)      (1,043)
                                                                        -----------   ----------
INCOME BEFORE PREFERRED STOCK DIVIDENDS                                      19,511       22,471
 Preferred stock dividend requirements                                         (975)      (1,365)
                                                                        -----------   ----------
INCOME APPLICABLE TO COMMON STOCK                                         $  18,536    $  21,106
                                                                        ===========   ==========

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ----------------------
                                                                          (Unaudited)
                                                                        2000          1999
                                                                     ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                    $ 19,511    $ 22,471
  Non-cash items included in income:
     Depreciation and amortization                                       19,031      19,094
     Deferred taxes and deferred investment tax credit                      868         983
     AFUDC and capitalized interest                                        (550)       (198)
     Deferred energy costs - net                                            376          --
     Early retirement and severance amortization                          1,049       1,047
     Other non-cash                                                       1,261         760
  Changes in certain assets and liabilities:

     Accounts receivable                                                  7,848       7,746
     Materials, supplies and fuel                                           542      (2,112)
     Other current assets                                                (2,842)     (2,769)
     Accounts payable                                                    (8,748)     (3,343)
     Other current liabilities                                           16,513      16,798
     Other - net                                                            476      (8,344)
                                                                     ----------    --------
  Net Cash Flows From Operating Activities                               55,335      52,133
                                                                     ----------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                            (27,239)    (18,909)
  Non-cash charges to utility plant                                         608         258
  Net customer refunds and contributions in aid construction              3,288       3,684
                                                                     ----------    --------
  Net cash used for utility plant                                       (23,343)    (14,967)
Investments in subsidiaries and other property - net                        842     (30,068)
                                                                     ----------    --------
Net Cash Used in Investing Activities                                   (22,501)    (45,035)
                                                                     ----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term borrowings                           (8,917)      6,293
  Reduction of long-term debt                                            (1,563)       (116)
  Additional investment by parent company                                 7,000       8,000
  Dividends paid                                                        (19,967)    (20,365)
                                                                     ----------    --------
Net Cash Used In Financing Activities                                   (23,447)     (6,188)
                                                                     ----------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 9,387         910
Beginning balance in Cash and Cash Equivalents                            3,011      15,197
                                                                     ----------    --------
Ending Balance in Cash and Cash Equivalents                            $ 12,398    $ 16,107
                                                                     ==========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Period For:
    Interest                                                           $  7,833    $  7,793
    Income Taxes                                                       $     --    $  1,716


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

NOTE 1.  MANAGEMENT'S STATEMENT
-------------------------------

     In the opinion of the management of Sierra Pacific Power Company (the Company or SPPC), a wholly owned subsidiary of Sierra Pacific Resources (SPR), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  RECENT PRONOUNCEMENTS OF THE FASB
------------------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, entitled "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the Financial Accounting Standards Board agreed to delay the effective date of Statement 133 to fiscal years beginning after June 15, 2000.

     In March 2000, FASB issued a proposed amendment to Statement 133 that, among other revisions, exempted from the fair value requirements normal purchases and normal sales (as defined by Statement 133) that contain settlement provisions, if it is probable that the contracts will not settle net and will result in physical delivery. The Company is still assessing the impact of SFAS 133 on its financial condition and results of operations.

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

     Financial data for business segments is as follows (in thousands).

March 31, 2000           Electric     Gas         Water       Consolidated
-------------------     ----------   ----------   ---------   ------------
Operating Revenues       $ 157,622    $  34,836   $  10,249    $ 202,707
                        ==========    =========   =========   ============
Operating income         $  25,999    $   4,612   $   2,732    $  33,343
                        ==========    =========   =========   ============

March 31, 1999           Electric     Gas         Water       Consolidated
-------------------     ----------   ----------   ---------   ------------
Operating Revenues       $ 144,303    $  38,027   $  10,281    $ 192,611
                        ==========    =========   =========   ============
Operating income         $  26,685    $   6,289   $   2,799    $  35,773
                        ==========    =========   =========   ============

NOTE 4.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

     In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR will be offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First Stage indicative bids are expected in early May 2000. A short list will be selected for each of the seven bundles being offered and the second stage due diligence process will begin later in May 2000. Final bids and the selection of winning bids will occur in late June or early July 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause Sierra Pacific Power Company's (SPPC's) actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (2) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (3) the amount SPPC is allowed to recover from customers for certain costs that prove to be uneconomic in the new competitive market; (4) the outcome of ongoing and future regulatory proceedings; (5) management's ability to integrate the operations of Nevada Power Company (NVP) and SPPC, and to implement and realize anticipated cost savings from the merger of SPR and NVP;
(6) the results of the contemplated sales by SPPC of its Nevada generating assets; (7) industrial, commercial and residential growth in the service territory of SPPC; (8) fluctuations in electric, gas and other commodity prices and the ability to manage such fluctuations successfully; (9) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (10) the loss of any significant customers; (11) the weather and other natural phenomena; and (12) changes in the business of major customers that may result in changes in the demand for services of SPPC. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPPC assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

                              RESULTS OF OPERATIONS

   The components of gross margin are set forth below (dollars inthousands):

                                                  Three Months
                                                 Ended March 31,
                                                 ---------------
                                                                                    Change from          Change from
                                                 2000               1999            Prior Year $         Prior Year %
                                             -----------         ----------       ----------------     --------------
Operating Revenues:
       Electric                              $157,622            $144,303             $ 13,319                9.2%
       Gas                                     34,836              38,027               (3,191)              -8.4%
       Water                                   10,249              10,281                  (32)              -0.3%
                                             --------            --------             --------               ----
            Total Revenues                    202,707             192,611               10,096                5.2%

Energy Costs:
       Electric                                78,756              67,138               11,618               17.3%
       Gas                                     23,227              24,717               (1,490)              -6.0%
                                             --------            --------             --------               ----
             Total Energy Costs               101,983              91,855               10,128               11.0%
                                             --------            --------             --------               ----
                     Gross Margin            $100,724            $100,756             $    (32)               0.0%
                                             ========            ========             ========               ====

Gross Margin by Segment:
       Electric                              $ 78,866            $ 77,165             $  1,701                2.2%
       Gas                                     11,609              13,310               (1,701)             -12.8%
       Water                                   10,249              10,281                  (32)              -0.3%
                                             --------            --------             --------               ----
             Total                           $100,724            $100,756             $    (32)               0.0%
                                             ========            ========             ========               ====


          The causes for significant changes in specific lines comprising the results of operations are as follows (dollars in thousands):

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                                                             Change from           Change from
                                                         2000                1999           Prior Year $          Prior Year %
                                                 -------------       -------------        ---------------       ---------------
Electric Operating Revenues:
     Residential                                      $ 47,911            $ 47,525               $    386                   0.8%
     Commercial                                         44,799              43,405                  1,394                   3.2%
     Industrial                                         45,114              45,367                   (253)                 -0.6%
                                                 -------------       -------------        ---------------       ---------------
     Retail revenues                                   137,824             136,297                  1,527                   1.1%
     Other                                              19,798               8,006                 11,792                 147.3%
                                                 -------------       -------------        ---------------       ---------------
            Total Revenues                            $157,622            $144,303               $ 13,319                   9.2%
                                                 =============       =============        ===============       ===============
     Total retail sales in thousands
      of megawatt-hours (MWH)                            2,117               2,094                     23                   1.1%

     Average retail revenue per MWH                   $  65.10            $  65.09               $   0.01                   0.0%

         Residential electric revenues increased slightly due to a 2.2% increase in customers that was mostly offset by lower use per customer as a result of milder weather in 2000.

         Commercial electric revenues increased primarily due to a 3.0% increase in customers over the prior period.

         Industrial electric revenues were comparable with the prior period.

         Other electric revenues were higher ($7.9 million over 1999) primarily because of increased wholesale electric revenues that resulted from more wholesale opportunities. Other revenues were also higher because of the reclassification of a reserve to revenues of $4.3 million from operating expense in 1999, that was made in order to reflect a refund resulting from an agreement with the Public Utilities Commission of Nevada to refund a share of earnings.

                                                         Three Months
                                                        Ended March 31,
                                                        ---------------
                                                                                          Change from         Change from
                                                        2000                1999         Prior Year $        Prior Year %
                                                -------------      --------------      ---------------      --------------
Gas Operating Revenues:
     Residential                                  $    16,726         $    16,943         $       (217)               -1.3%
     Commercial                                         8,424               8,838                 (414)               -4.7%
     Industrial                                         3,346               3,727                 (381)              -10.2%
     Miscellaneous                                        413                 531                 (118)              -22.2%
                                                -------------      --------------      ---------------      --------------
     Total retail revenue                              28,909              30,039               (1,130)               -3.8%
     Wholesale revenue                                  5,927               7,988               (2,061)              -25.8%
                                                -------------      --------------      ---------------      --------------
           Total Revenues                         $    34,836         $    38,027         $     (3,191)               -8.4%
                                                =============      ==============      ===============      ==============
     Sales (Decatherms):
     Retail                                         5,128,696           5,399,835             (271,139)               -5.0%
     Wholesale                                      2,381,207           3,750,936           (1,369,729)              -36.5%
                                                -------------      --------------      ---------------      --------------
     Total                                          7,509,903           9,150,771           (1,640,868)              -17.9%
                                                -------------      --------------      ---------------      --------------
     Average revenues per decatherm
     Retail                                       $      5.64         $      5.56         $       0.07                 1.3%
     Wholesale                                    $      2.49         $      2.13         $       0.36                16.9%

         Residential, commercial and industrial gas revenues were lower due to lower use per customer as a result of warmer weather in 2000. The reduction in residential and commercial revenues due to lower use per customer was partially offset by customer increases of 4.9% and 3.2%, respectively.

         Wholesale gas revenues were lower primarily because of the expiration of three short-term gas contracts that were included in 1999 revenues.

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                                                            Change from          Change from
                                                         2000                 1999          Prior Year $         Prior Year %
                                                --------------       --------------       ---------------      ---------------
Water Operating Revenues                          $     10,249         $     10,281         $         (32)                -0.3%
                                                ==============       ==============       ===============      ===============


         Water revenues were comparable when compared to the prior period.

                                                   Three Months
                                                  Ended March 31,
                                                  ---------------
                                                                                        Change from             Change from
                                                 2000                  1999            Prior Year $            Prior Year %
                                      ----------------       ---------------       -----------------        ------------------
Purchased Power                             $   49,480            $   40,668            $      8,812                  21.7%

Purchased Power in thousands
  of MWHs                                        1,593                 1,325                     268                  20.2%
Average cost per MWH of
   Purchased Power                          $    31.06            $     30.6            $       0.37                   1.2%

         Purchased power costs were higher primarily because of increased purchases associated with higher wholesale electric sales as discussed previously.

                                                         Three Months
                                                        Ended March 31,
                                                       ---------------
                                                                                           Change from           Change from
                                                     2000                  1999           Prior Year $          Prior Year %
                                           ---------------       ---------------        ---------------        --------------
Fuel for Power Generation                    $    29,276          $    26,470              $    2,806                  10.6%

Thousands of MWHs generated                        1,200                1,173                      27                   2.3%
Average cost per MWH of
  Generated Power                            $     24.40          $     22.57              $     1.83                   8.1%

         Fuel for generation costs were greater because of higher gas unit prices and to a lesser extent, increased electric generation required to meet increased retail electric demand in 2000.

                                                      Three Months
                                                     Ended March 31,
                                                     ---------------
                                                                                          Change from          Change from
                                                     2000                  1999          Prior Year $          Prior Year %
                                          ----------------      ----------------      ----------------      ----------------
Gas Purchased for Resale
  Retail                                       $    17,138           $    17,561          $       (423)                 -2.4%
  Wholesale                                          5,713                 7,156                (1,443)                -20.2%
                                          ----------------      ----------------      ----------------      ----------------
  Total                                        $    22,851           $    24,717          $     (1,866)                 -7.5%
                                          ================      ================      ================      ================

Gas Purchased for Resale (decatherms)
  Retail                                         4,640,365             5,403,541              (763,176)                -14.1%
  Wholesale                                      2,381,207             3,750,936            (1,369,729)                -36.5%
                                          ----------------      ----------------      ----------------      ----------------
  Total                                          7,021,572             9,154,477            (2,132,905)                -23.3%
                                          ================      ================      ================      ================

Average cost per decatherm
  Retail                                       $      3.69           $      3.25          $       0.44                  13.5%
  Wholesale                                    $      2.40           $      1.91          $       0.49                  25.7%

         Consistent with the decrease in residential, commercial and industrial gas revenues discussed previously, retail gas purchases were also lower. The reduction in retail gas purchases was partially offset by higher average gas unit prices. Also, wholesale gas purchases were lower than in the prior year due to lower wholesale sales as previously discussed.

                                                              Three Months
                                                             Ended March 31,
                                                             ----------------
                                                                                               Change from          Change from
                                                             2000                 1999         Prior Year $         Prior Year %
                                                    --------------       --------------      ---------------      ---------------
Deferral of energy costs-net                          $      376           $        -          $       376               -
                                                    ==============       ==============      ===============      ===============

The Company began deferring energy costs in January 2000 for its natural gas business.

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                                                             Change from            Change from
                                                         2000                 1999           Prior Year $           Prior Year %
                                                --------------       --------------        ---------------        ---------------
Allowance for other funds used
  during construction                                 $     68             $     --                     68                     --

Allowance for borrowed funds used
  during construction                                      482                  198                    284                  143.4%
                                                --------------       --------------        ---------------        ---------------
                                                      $    550             $    198                 $  352                  177.8%
                                                ==============       ==============        ===============        ===============

         Total allowance for funds used during construction (AFUDC) is higher because of greater construction work in progress balances in 2000.

                                                             Three Months
                                                            Ended March 31,           Change from         Change from
                                                         2000              1999       Prior Year $        Prior Year %
                                                --------------    --------------    ---------------     ---------------
Other operating expense                               $27,869         $23,782             $ 4,087                 17.2%
Maintenance expense                                     4,485           5,496              (1,011)               -18.4%
Income taxes                                           11,034          11,812                (778)                -6.6%
Interest charges-other                                  3,211           2,603                 608                 23.4%
Preferred stock dividend requirements                     975           1,365                (390)               -28.6%

         Other operating expense was higher because of a reclassification of a reserve to revenues of $4.3 million from operating expense in 1999, that was made in order to reflect a refund resulting from an agreement with the Public Utilities Commission of Nevada to refund a share of earnings.

         Maintenance expense was lower than the prior year due to lower plant maintenance costs.

         Operating income taxes were lower due to lower pre-tax income during the current year.

         Interest charges-other were higher because of interest expense on $100 million floating rate notes issued in September 1999.

         Preferred stock dividend requirements were lower because of the redemption of Series A preferred stock in November 1999.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

         During the first three months of 2000, the Company earned $19.5 million in income before preferred dividends. It declared $975,000 in dividends to holders of its preferred stock and declared $19.0 million in common stock dividends to its parent, Sierra Pacific Resources.

         The overall increase in cash flows during the first three months of 2000 was greater than 1999 due to less cash used for investing which was partially offset by an increase in cash used for financing activities. The decrease in cash used for investing activities was due to the Company's 1999 acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C. Financing activities utilized more cash because of a decrease in short-term borrowings.

Construction Expenditures and Financing
---------------------------------------

         The Company's construction program and capital requirements for the period 2000-2004 were originally discussed in the Company's 1999 Annual Report on Form 10-K. Of the amount projected for 2000 ($137.7 million), $23.3 million (16.9%) had been spent as of March 31, 2000. Internally generated funds exceeded all construction expenditures.


                               REGULATORY MATTERS
                               ------------------

Generation Divestiture
----------------------

         In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR will be offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First Stage indicative bids are expected in early May 2000. A short list will be selected for each of the seven bundles being offered and the second stage due diligence process will begin later in May 2000. Final bids and the selection of winning bids will occur in late June or early July 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

Nevada Electric Restructuring Activities
----------------------------------------

         Competition was due to start on March 1, 2000. However, in February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Electric competition may begin later in 2000 or 2001.

         Generally, restructuring regulations and PUCN decisions during the first quarter of 2000 have proceeded slowly, with some decisions adversely positioned against the financial interests of the Company. Currently, many important regulations, including the Universal Metering Service Tariff, Provider of Last Resort, and Past Costs, continue to be developed through regulatory hearings. In their present form several of the proposed regulations could have a negative financial risk exposure to the Company. See the Company's 1999 Annual Report on Form 10-K.

         On March 28, 2000, the Company and its parent, Sierra Pacific Resources, together with Nevada Power Company, filed a federal lawsuit challenging Nevada's laws providing for competition in the electric utility industry and the PUCN's implementation of competition. See SPR's Form 8-K, filed on April 17, 2000.

         The following are highlights of recent restructuring activity:

Universal Meter Services Tariff

         The regulation is applicable to all licensed Alternative Sellers who supply meter services, meter reading services, and meter data management services. On January 18, 2000, the PUCN issued a Notice requesting comments and scheduling a workshop and a hearing on the proposed Meter Services rule. Several workshops and hearings were conducted in the first quarter of 2000. A final regulation is expected by mid 2000.

Independent Scheduling Administrator (ISA)

         On March 21, 2000, the PUCN issued a Notice of Workshop on retail transmission issues including funding for the Mountain West Independent Scheduling Administrator. In a workshop held April 12, various parties advocated that the utilities provide funding and that the PUCN should provide cost recovery for the utilities. The PUCN and the parties will continue to explore this issue in the future workshops.

Past Costs

         Past costs, which are commonly referred to as stranded costs in other jurisdictions, will continue to be addressed in 2000. The restructuring law permits the recovery of past costs pursuant to specified legal criteria.

         In December 1999, the PUCN voted to adopt certain amendments to Chapter 704 of the Nevada Administrative Code as permanent regulations regarding past cost issues. The regulation was submitted to the Legislative Counsel Bureau
(LCB) for review by the Legislative Commission to determine its conformity to statutory authority and faithfulness to the intent of the Legislature. In April 2000 the Legislative Counsel returned the regulation to the PUCN for revision and the Legislative Commission voted 12-0 to require the PUCN to revise the regulation and address issues raised by SPR.

         The PUCN has 90 days to revise this regulation and report back to the Legislative Commission. On April 12, 2000, the PUCN issued a Procedural Order directing the PUCN Staff to develop a revised proposed rule that incorporates the Legislative Commission's directive. The Staff's proposed rule will be discussed in a May workshop.

Provider of Last Resort (PLR)

         The PLR will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins.

         On May 3, 2000, the PUCN reissued the PLR regulation for comment. The current draft regulation continues to contain various provisions that could have negative financial ramifications for the Company. See the 1999 Annual Report on Form 10-K.

Additional Nevada Matters
-------------------------

Unbundling of Utility Services

         On April 21, 2000, the PUCN approved a final order ("the Order") that was consistent with its September 1999 interim order. See the Company's 1999 Annual Report on Form 10-K for additional information on the interim order. The Order reduces the Company's revenue requirement and return on equity for distribution service for those customers who choose to leave the Company upon the start of retail competition. The Company intends to file a Petition for Reconsideration with the PUCN.

         SB438 provides for the electric distribution utility (EDU) to provide the provider of last resort (PLR) services from the start of competition until July 1, 2001. Currently, the date for the start of competition has not been established and the PLR service period ends July 1, 2001. Consequently, the Company anticipates very little change. However, the Company is seeking to modify the PLR regulation. If the Company does not provide PLR services, then the Order could result in a reduction of revenues.

Earnings Sharing

         On May 1, 2000, the Company filed an earnings sharing refund request, based on 1999 earnings of $471,000, for gas customers. The Company's filing provides for no electric earnings sharing refund.

California Matters
------------------

Generation Divestiture

         On March 2, 2000, the Company filed a new application requesting exemption from California Public Utility Commission (CPUC) approval of the Nevada-based generation divestiture transaction. The Company cited several reasons for the exemption including that the Nevada and FERC oversight of the generation divestiture will assure reliability and market power mitigation as required by California's electric restructuring legislation.

Distribution Performance-Based Rate-making (PBR)

         On May 4, 2000, the CPUC dismissed without prejudice the Company's January 3, 2000, distribution PBR proposal (see the Company's 1999 Annual Report on Form 10-K). The order accepted the application as meeting the compliance requirement but directed the Company to re-file it when the cost of capital and cost of service studies are available. The Company plans to re-submit the PBR proposal along with the Cost of Service Application on June 30, 2000.

FERC Matters
------------

Independent Transmission Company

         On April 26, 2000, the Company, together with Nevada Power Company, Portland General Electric Company, Avista Corporation, The Montana Power Company, and Puget Sound Energy, Inc. agreed to study the formation of a for-profit Independent Transmission Company (ITC). While not yet defined, the ITC could own, lease or maintain transmission lines increasing efficiency and reliability.

Transmission Rate Case

         In March 1999, the Company filed an application with the FERC to increase its Open Access Transmission rates. See the Company's 1999 Annual Report on Form 10-K. On March 30, 2000, the Company filed a Loss Study that the Company agreed to provide in the partial settlement that was approved in January 2000. On April 27, 2000, a pre-hearing conference was held to set a procedural schedule for remaining issues.

Generation Tariffs

         In March 1999, the Company filed with the FERC for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of the Company's generation would operate after divestiture. The tariffs permit market-based rates after the offering of capacity under a cost-based recourse approach. On November 1, 1999 the FERC dismissed the tariffs, and on November 22, 1999, the Company filed a request for rehearing of the order dismissing the tariffs. On March 21, 2000, the FERC denied the Company's request for rehearing.

Generation Tariffs and Transitional Purchase Power Agreements

         On March 31, 2000, the Company filed for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of divested generation would operate after divestiture. Included in the filing are the Transitional Purchase Power Agreements between the Company and the new owners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         There have been no material changes to the information previously disclosed regarding quantitative and qualitative market risk in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         On March 28, 2000, SPR, NVP, and SPPC filed a lawsuit in Federal District Court in Nevada asking the court to declare unconstitutional certain aspects of the Nevada laws that created the framework for a deregulated electric market in Nevada. These laws are described in more detail in "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The lawsuit alleges that the restructuring laws fail to provide an adequate mechanism for the recovery by NVP and SPPC of the substantial costs incurred by them to assure reliable electric power supplies to Nevada customers in the historically regulated market. The lawsuit requests that the court stay the effectiveness of the Nevada restructuring laws until the PUCN adopts implementing regulations that protect the utilities' rights under federal law. The Company is not able at this time to predict how long it will take for this lawsuit to be resolved and nor can it predict the outcome of the case.

         Although the Company is involved in other ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively are material to the Company's financial position.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits filed with this Form 10-Q.


         (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements filed on Form 10-Q for the three month period ended March 31, 2000, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.

(b)      Reports on Form 8-K


         None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            Sierra Pacific Power Company
                                                         ----------------------------------
                                                                   (Registrant)

Date:    May 15, 2000                                By       /s/  Mark A. Ruelle
     --------------------------                          ----------------------------------
                                                                   Mark A. Ruelle
                                                                Senior Vice President and
                                                                  Chief Financial Officer
                                                              (Principal Financial Officer)



Date:    May 15, 2000                                 By      /s/  Mary O. Simmons
     --------------------------                          ----------------------------------
                                                                   Mary O. Simmons
                                                                     Controller
                                                           (Principal Accounting Officer)