Form 10-Q
period 2000-06-30
SIERRA PACIFIC POWER CO
filed 2000-08-14
CIK 90144

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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


           Class                                Outstanding at August 14, 2000
Common Stock, $3.75 par value                           1,000 Shares

================================================================================

                         SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000



                                   CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                     Page
                                                                                     ----
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2000 and
               December 31, 1999....................................................   3

          Condensed Consolidated Statements of Income - Three Months and Six Months
               Ended June 30, 2000 and 1999.........................................   4

          Condensed Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 2000 and 1999.........................................   5

          Notes to Condensed Consolidated Financial Statements......................   6

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations.............................................................   9

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk...............................................................  17


                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 1.             Legal Proceedings..............................................   18

ITEM 5.             Other Information..............................................   18

ITEM 6.             Exhibits and Reports on Form 8-K...............................   19

Signature Page....................................................................    20

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                             June 30,         December 31,
                                                                                               2000               1999
                                                                                     --------------------------------------
                                                                                          (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                            $2,451,060         $2,420,728
    Less:  accumulated provision for depreciation                                                836,357            799,099
                                                                                     --------------------------------------
                                                                                               1,614,703          1,621,629
  Construction work-in-progress                                                                  123,001             97,561
                                                                                     --------------------------------------
                                                                                               1,737,704          1,719,190
                                                                                     --------------------------------------

Investments in subsidiaries and other property, net                                               61,604             62,704
                                                                                     --------------------------------------

Current Assets:
  Cash and cash equivalents                                                                       88,290              3,011
  Accounts receivable less provision for uncollectible accounts:
    $1,491 -2000 and $3,649 -1999                                                                102,464            113,695
  Materials, supplies and fuel, at average cost                                                   35,768             30,070
  Deferred energy costs                                                                              720                  -
  Other                                                                                            3,219              3,103
                                                                                     --------------------------------------
                                                                                                 230,461            149,879
                                                                                     --------------------------------------
Deferred Charges:
  Regulatory tax asset                                                                            65,531             65,531
  Other regulatory assets                                                                         66,065             73,660
  Other                                                                                           17,315             25,512
                                                                                     --------------------------------------
                                                                                                 148,911            164,703
                                                                                     --------------------------------------
                                                                                              $2,178,680         $2,096,476
                                                                                     ======================================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                                 $  669,760         $  673,738
  Preferred stock                                                                                 50,000             50,000

  Preferred securities subject to mandatory redemption                                            48,500             48,500
  Long-term debt                                                                                 623,718            625,430
                                                                                     --------------------------------------
                                                                                               1,391,978          1,397,668
                                                                                     --------------------------------------
Current Liabilities:
  Short-term borrowings                                                                                -            109,584
  Current maturities of long-term debt                                                           302,640            102,755
  Accounts payable                                                                                76,770             78,491
  Accrued interest                                                                                 6,701              5,110
  Dividends declared                                                                              19,982             19,974
  Accrued salaries and benefits                                                                    9,482              8,385
  Other current liabilities                                                                       17,262             10,673
                                                                                     --------------------------------------
                                                                                                 432,837            334,972
                                                                                     --------------------------------------
Commitments & Contingencies (Note 4)

Deferred Credits:
  Deferred federal income taxes                                                                  172,171            170,261
  Deferred investment tax credit                                                                  38,087             35,980
  Regulatory tax liability                                                                        37,846             37,846
  Accrued retirement benefits                                                                     39,236             49,052
  Customer advances for construction                                                              42,158             40,081
  Other                                                                                           24,367             30,616
                                                                                     --------------------------------------
                                                                                                 353,865            363,836
                                                                                     --------------------------------------
                                                                                              $2,178,680         $2,096,476
                                                                                     ======================================

      The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)

                                                       Three Months Ended                     Six Months Ended
                                                             June 30,                             June 30,
                                                      ------------------------           --------------------------
                                                         2000         1999                  2000           1999
                                                      -----------    ---------           ---------      -----------
                                                      (Unaudited)   (Unaudited)         (Unaudited)     (Unaudited)
OPERATING REVENUES:
 Electric                                              $176,820       $147,348            $334,442       $291,651
 Gas                                                     16,851         18,851              51,311         56,878
 Water                                                   15,335         13,619              25,584         23,900
                                                       --------       --------            --------       --------
                                                        209,006        179,818             411,337        372,429
                                                       --------       --------            --------       --------
OPERATING EXPENSES:
 Operation:
   Purchased power                                       71,949         42,111             121,429         82,779
   Fuel for power generation                             44,082         26,367              73,358         52,837
   Gas purchased for resale                              11,470         12,658              34,321         37,375
   Other                                                 31,898         30,765              59,767         54,547
Maintenance                                              5,228           5,164               9,757         10,660
Depreciation and amortization                           19,235          19,498              38,266         38,592
Taxes:
   Income taxes                                          1,616           8,597              12,650         20,409
   Other than income                                     4,795           4,821               9,757          9,620
                                                       --------       --------            --------       --------
                                                        190,273        149,981             359,261        306,819
                                                       --------       --------            --------       --------
OPERATING INCOME                                         18,733         29,837              52,076         65,610
                                                       --------       --------            --------       --------
OTHER INCOME:
 Allowance for other funds used during construction          84              -                 152              -
 Other income (expense)- net                             (1,067)           213              (1,445)           220
                                                       --------       --------            --------       --------
                                                           (983)           213              (1,293)           220
                                                       --------       --------            --------       --------
           Total Income                                  17,750         30,050              50,783         65,830
                                                       --------       --------            --------       --------
INTEREST CHARGES:
 Long-term debt                                          10,683         10,071              20,433         19,932
 Other                                                    4,197          2,280               7,408          4,883
 Allowance for borrowed funds used during
 construction and capitalized interest                     (634)          (236)             (1,116)          (434)
                                                       --------       --------            --------       --------
                                                         14,246         12,115              26,725         24,381
                                                       --------       --------            --------       --------
INCOME BEFORE OBLIGATED MANDATORILY
 REDEEMABLE PREFERRED SECURITIES                          3,504         17,935              24,058         41,449
  Preferred dividend requirements of Company-
  obligated mandatorily redeemable preferred
  securities                                             (1,043)        (1,043)             (2,086)        (2,086)
                                                       --------       --------            --------       --------

INCOME BEFORE PREFERRED DIVIDENDS                         2,461         16,892              21,972         39,363
 Preferred dividend requirements                           (975)        (1,365)             (1,950)        (2,730)
                                                       --------       --------            --------       --------
INCOME APPLICABLE TO COMMON STOCK                      $  1,486       $ 15,527            $ 20,022       $ 36,633
                                                       ========       ========            ========       ========

     The accompanying notes are integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                       --------------------------------------
                                                                                                 2000               1999
                                                                                       --------------------------------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred dividends                                                           $   21,972         $   39,363
  Non-cash items included in income:
     Depreciation and amortization                                                                38,266             38,592
     Deferred taxes and deferred investment tax credit                                             1,093              2,222
     AFUDC and capitalized interest                                                               (1,268)              (434)
     Deferred energy costs - net                                                                    (720)                 -
     Early retirement and severance amortization                                                   2,098              2,096
     Other non-cash                                                                                3,763               (158)
  Changes in certain assets and liabilities:
     Accounts receivable                                                                          11,231             11,874
     Materials, supplies and fuel                                                                 (5,698)            (4,053)
     Other current assets                                                                           (116)               133
     Accounts payable                                                                             (1,721)           (16,021)
     Other current liabilities                                                                     9,277             (1,919)
     Other - net                                                                                    (592)            (8,034)
                                                                                     --------------------------------------
Net Cash Flows From Operating Activities                                                          77,585             63,661
                                                                                     --------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Additions to utility plant                                                                 (61,330)           (55,708)
      Non-cash charges to utility plant                                                            1,326                  -
      Net customer refunds and contributions in aid construction                                   7,341              9,474
                                                                                     --------------------------------------
      Net cash used for utility plant                                                            (52,663)           (46,234)
      (Investments in) disposal of subsidiaries and other property - net                             919            (29,385)
                                                                                     --------------------------------------
Net Cash Used In Investing Activities                                                            (51,744)           (75,619)
                                                                                     --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in short-term borrowings                                              (111,813)            17,731
      Proceeds from issuance of long-term debt                                                   200,000             23,696
      Reduction of long-term debt                                                                 (2,808)              (233)
      Additional investment by parent company                                                     14,000              8,000
      Dividends paid                                                                             (39,941)           (45,930)
                                                                                     --------------------------------------
Net Cash Used In Financing Activities                                                             59,438              3,264
                                                                                     --------------------------------------

Net (decrease) increase in Cash and Cash Equivalents                                              85,279             (8,694)
Beginning balance in Cash and Cash Equivalents                                                     3,011             15,197
                                                                                     --------------------------------------

Ending balance in Cash and Cash Equivalents                                                   $   88,290         $    6,503
                                                                                     ======================================

Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                               $   26,252         $   26,138
       Income Taxes                                                                           $    9,644         $   13,522


   The accompanying notes are an integral part of the financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



NOTE 1.    MANAGEMENT'S STATEMENT
---------------------------------

    In the opinion of the management of Sierra Pacific Power Company, (the Company or SPPC), a wholly owned subsidiary of Sierra Pacific Resources (SPR), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                               Reclassifications
                               -----------------

     Certain items previously reported for years prior to 2000 have been reclassified to conform to the current year's presentation. Net income and shareholder's equity were not affected by these reclassifications.


NOTE 2.   RECENT PRONOUNCEMENTS
-------------------------------

Financial Accounting Standards Board
------------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, entitled "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. In May 1999, members of the FASB agreed to delay the effective date of Statement 133 to fiscal years beginning after June 15, 2000.

     In June 2000, the FASB issued SFAS 138 that amended SFAS 133 in a number of respects. Among other revisions, SFAS 138 exempted from the fair value requirements normal purchases and normal sales (as defined by SFAS 133) that contain settlement provisions, if it is probable that the contracts will not settle net and will result in physical delivery. The Company is still assessing the impact of SFAS 133 and SFAS 138 on its financial condition and results of operations.

Securities and Exchange Commission
----------------------------------

     In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Subsequently, SAB No. 101A and SAB No. 101B were released delaying the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that the SAB will have a material effect on its financial statements.

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

     Financial data for business segments is as follows (in thousands).


   Three Months
Ended June 30, 2000               Electric         Gas              Water            Consolidated
-------------------               --------------   --------------   --------------   --------------
Operating Revenues                 $    176,820     $     16,851     $     15,335     $    209,006
                                  ==============   ==============   ==============   ==============
Operating Income                   $     11,934     $      1,139     $      5,660     $     18,773
                                  ==============   ==============   ==============   ==============

   Three Months
Ended June 30, 1999               Electric         Gas              Water            Consolidated
-------------------               --------------   --------------   --------------   --------------
Operating Revenues                 $    147,348     $     18,851     $     13,619     $    179,818
                                  ==============   ==============   ==============   ==============
Operating Income                   $     24,601     $      1,189     $      4,047     $     29,837
                                  ==============   ==============   ==============   ==============

   Six Months
Ended June 30, 2000               Electric         Gas              Water            Consolidated
-------------------               --------------   --------------   --------------   --------------
Operating Revenues                 $    334,442     $     51,311     $     25,584     $    411,337
                                  ==============   ==============   ==============   ==============
Operating Income                   $     37,933     $      5,751     $      8,392     $     52,076
                                  ==============   ==============   ==============   ==============

   Six Months
Ended June 30, 1999               Electric         Gas              Water            Consolidated
-------------------               --------------   --------------   --------------   --------------
Operating Revenues                 $    291,651     $     56,878     $     23,900     $    372,429
                                  ==============   ==============   ==============   ==============
Operating Income                   $     51,285     $      7,479     $      6,846     $     65,610
                                  ==============   ==============   ==============   ==============


NOTE 4.   COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company has four water wells which currently exceed the federal drinking water standard for naturally occurring arsenic concentrations. Production from three of these wells continues by blending water treated at the Glendale Water Treatment Plant. The fourth well is out of service pending treatment. The Company's water laboratory research staff is developing options to assure that the Company is prepared to meet new arsenic standards. The new Arsenic regulations will be promulgated in 2000 and the proposed regulation is expected to require action on 17 of the 25 wells serving the Company's system. Depending upon final rules from the EPA, the Company may incur between $70 million and $98 million by 2004 to meet the new standards.

     In accordance with the revised Divestiture Plan stipulation approved by the Public Utilities Commission of Nevada (PUCN) in February 2000 (see the 1999 Annual Report on Form 10-K), SPR is offering for sale generation assets with peak capacity of approximately 2,985 megawatts (MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by Nevada Power Company (NVP). Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First stage indicative bids were received on May 25, 2000. The short list of qualified bidders for each of the seven bundles being offered was completed and bidders notified by June 6, 2000. The second stage due diligence process was started on June 6, 2000, and will continue through mid-August.
Final bids and the selection of winning bids will occur in late August and early September 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

NOTE 5.   LONG TERM DEBT
------------------------

     On June 9, 2000, the Company issued $200 million of floating rate notes that will mature on June 12, 2001. Interest on the notes is payable quarterly commencing on September 9, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.50%. These notes will not be entitled to any sinking fund and are non-callable. The net proceeds of the $200 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce the amount of the Company's commercial paper outstanding.

NOTE 6.   SHORT-TERM BORROWINGS
-------------------------------

     The Company's commercial paper balance decreased from approximately $109.6 million at December 31, 1999, to approximately $101.8 million at March 31, 2000. On June 30, 2000, the Company had no commercial paper outstanding, as a result of the issuance of long-term debt in June 2000. See Note 5 - Long-Term Debt (above).

NOTE 7.   NEVADA RESTRUCTURING ACTIVITIES
-----------------------------------------

     The PUCN approved stipulated agreements that resolve a federal lawsuit and major restructuring issues including past costs. Refer to the REGULATORY MATTERS section in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this report for a discussion of these matters. The Company has agreed to sell its generation assets and the stipulated agreements provide for the disposition of the proceeds from the sale of those assets.

     As a result, the Company is evaluating the impact of these regulatory actions on the value of certain Regulatory Assets currently reflected in the Condensed Consolidated Balance Sheets. The evaluation relates to the recoverability of Regulatory Assets, primarily related to generating activities, given the provisions of the stipulated agreements.

NOTE 8.   SUBSEQUENT EVENTS
---------------------------

     On July 24, 2000 the Company received a 30-day extension of its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. The Company has requested a 364-day extension of this facility which, if granted by the participating banks, would extend this facility to August 27, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause Sierra Pacific Power Company's (SPPC's) actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following: (1) failure to receive judicial approval of the settlement agreement recently approved by the PUCN, or other difficulties relating to the implementation of the settlement; (2) fluctuations in electric, gas and other commodity prices, particularly a continuation of the recent volatility in purchased power prices in the western United States, and the ability to manage such fluctuations successfully; (3) the pace and extent of the ongoing restructuring of the electric and gas industries in Nevada and California; (4) the outcome of regulatory and legislative proceedings and operational changes related to industry restructuring; (5) the amount SPPC is allowed to recover from customers for certain costs that prove to be uneconomic in the new competitive market; (6) the outcome of ongoing and future regulatory proceedings; (7) management's ability to integrate the operations of Nevada Power Company (NVP) and SPPC, and to implement and realize anticipated cost savings from the merger of SPR and NVP; (8) the results of the contemplated sales by SPPC of its Nevada generating assets; (9) industrial, commercial and residential growth in the service territory of SPPC; (10) changes in the capital markets and interest rates affecting the ability to finance capital requirements; (11) the loss of any significant customers; (12) the weather and other natural phenomena; and (13) changes in the business of major customers that may result in changes in the demand for services of SPPC. Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPPC assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.


RESULTS OF OPERATIONS
---------------------

     As discussed in the results of operations discussion that follows, operating results for the second quarter of 2000 were negatively affected by higher fuel and purchased power costs during the same period. These costs were reflective of significantly higher and extremely volatile prices for purchased power that developed in May in the western United States and have continued since. The Company cannot predict how long these unprecedented market conditions will persist or how such a continuation could affect the Company's future earnings. However, in order to mitigate the effect of higher fuel and purchased power costs the Company entered into a stipulation permitting it to file monthly fuel and purchased power adjustment cases to commence not later than November 1, 2000. Customer price increases that result from higher fuel and purchased power costs are to be capped at incrementally increased or decreased rates over six-month periods. Comparative fuel and purchased power cost information is included in the results of operations discussion that follows. See "Regulatory Matters" below.

     The components of gross margin are set forth below (dollars in thousands):

                                   Three Months                                Six Months
                                  Ended June 30,                             Ended June 30,
                                  -------------                              -------------
                                                         Change from                                 Change from
                               2000         1999         Prior Year %       2000        1999         Prior Year %
                           ----------    ----------    --------------    ----------   ----------   ---------------
Operating Revenues:
     Electric              $ 176,820     $ 147,348          20.0%        $ 334,442    $ 291,651        14.7%
     Gas                      16,851        18,851         -10.6%           51,311       56,878        -9.8%
     Water                    15,335        13,619          12.6%           25,584       23,900         7.0%
                           ---------     ---------     ----------        ---------    ---------    ---------
Total Revenues               209,006       179,818          16.2%          411,337      372,429        10.4%

Energy Costs:
     Electric                116,031        68,478          69.4%          194,787      135,616        43.6%
     Gas                      11,470        12,658          -9.4%           34,321       37,375        -8.2%
                          ----------     ---------     ----------        ---------    ---------    ---------
Total Energy Costs           127,501        81,136          57.1%          229,108      172,991        32.4%
                          ----------     ---------      ---------        ---------    ---------    ---------
Gross Margin                  81,505        98,682         -17.4%          182,229      199,438        -8.6%
                          ==========     =========      =========        =========    =========    =========

Gross Margin by Segment:
     Electric                60,789         78,870         -22.9%          139,655      156,035       -10.5%
     Gas                      5,381          6,193         -13.1%           16,990       19,503       -12.9%
     Water                   15,335         13,619          12.6%           25,584       23,900         7.0%
                           ----------    ---------     ----------        ---------    ---------     --------
Total                      $   81,505    $  98,682         -17.4%        $ 182,229    $ 199,438        -8.6%
                           ==========    =========     ==========        =========    =========     ========


     The causes for significant changes in specific lines comprising the results of operations are as follows (dollars in thousands):

                                   Three Months                                Six Months
                                  Ended June 30,                             Ended June 30,
                                  -------------                              -------------
                                                         Change from                                 Change from
                               2000         1999         Prior Year %       2000        1999         Prior Year %
                           ----------    ----------    --------------    ----------   ----------   ---------------
Electric Operating Revenues:
  Residential              $  38,279     $  38,486          -0.5%        $  86,190     $  86,011          0.2%
  Commercial                  48,627        46,294           5.0%           93,426        89,699          4.2%
  Industrial                  48,900        46,548           5.1%           94,014        91,915          2.3%
                           ---------     ---------     ----------        ---------    ----------   -----------
  Retail revenues            135,806       131,328           3.4%          273,630       267,625          2.2%
  Other                       41,014        16,020         156.0%           60,812        24,026        153.1%
                           ---------     ---------     ----------        ---------    ----------   -----------
Total Revenues             $ 176,820     $ 147,348          20.0%       $  334,442    $  291,651         14.7%
                           =========     =========     ==========       ==========    ==========   ===========

Retail sales in thousands of
  megawatt-hours (MWH)         2,131         2,046           4.2%            4,248         4,140          2.6%
                           ---------     ---------     ----------        ---------    ----------   -----------
Average retail revenue
  per MWH                  $   63.73     $   64.19          -0.7%        $   64.41    $    64.64         -0.4%


     Residential revenues decreased slightly for the three months ended June 30, 2000 and increased slightly for the six months ended June 30, 2000. These changes were due to increases in total customers over the prior periods largely being offset by lower use per customer as a result of milder weather in 2000 compared to the same periods in 1999.

     Commercial revenues increased for both the three months and six months ended June 30, 2000. This was due primarily to increases of 3.3% and 3.4%, respectively, in customers and, to a lesser extent, usage at higher billing rates within the class.

     Industrial revenues also increased for both the three months and six months ended June 30, 2000. This was due to a change in classification of one customer to the commercial class offset by increases in the number of smaller industrial customers and to higher usage by the remaining large industrial customers.

     Other electric revenues were higher in the second quarter of 2000 compared to the prior year primarily due to a $24.9 million increase in wholesale electric revenues that resulted from more wholesale opportunities offset by a refund reserve reflecting an agreement with the PUCN. Similarly, other electric revenues were higher for the six months ended June 30, 2000, due to a $32.8 million increase in wholesale electric sales. The increase for the six months ended June 30, 2000, was also due in part to the 1999 reclassification of a $4.3 million reserve to revenues from operating expense, that was made in order to reflect a refund resulting from an agreement with the PUCN to refund a share of earnings.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999       Prior Year %
                                  ------------  ------------    -----------       ------------  -----------    -----------
Gas Operating Revenues ($000):
         Residential               $     6,212   $     8,273          -24.9%       $    22,938  $    25,216          -9.0%
         Commercial                      3,292         4,311          -23.6%            11,716       13,149         -10.9%
         Industrial                      2,111         2,391          -11.7%             5,457        6,118         -10.8%
         Deferred Energy                 1,096             -               -               720            -              -
         Miscellaneous                     595           412           44.4%             1,008          943           6.9%
                                  ------------  ------------    -----------       ------------  -----------     ---------
         Total retail revenue           13,306        15,387          -13.5%            41,839       45,426          -7.9%
         Wholesale revenue               3,545         3,464            2.3%             9,472       11,452         -17.3%
                                  ------------  ------------    -----------       ------------  -----------     ---------
Total Revenues                     $    16,851        18,851          -10.6%            51,311       56,878          -9.8%
                                  ============  ============    ===========       ============  ===========     =========

Sales Decatherms (Dth):
         Retail                      1,937,604     2,621,342          -26.1%         7,066,300    8,021,177         -11.9%
         Wholesale                   1,160,969     1,797,396          -35.4%         3,542,176    5,548,332         -36.2%
                                  ------------  ------------    -----------       ------------  -----------     ---------
         Total                       3,098,573     4,418,738          -29.9%        10,608,476   13,569,509         -21.8%
                                  ------------  ------------    -----------       ------------  -----------     ---------

Average revenues per Dth
         Retail                    $      6.87   $      5.87           17.0%       $      5.92   $     5.66           4.5%
         Wholesale                 $      3.05   $      1.93           58.4%       $      2.67   $     2.06          29.6%

     The three months ended June 30, 2000, continued to show decreased gas revenues among residential, commercial and industrial customers, the result of significantly lower usage per customer due to mild weather conditions. The quarter's reduced usage exceeded the continued increases in residential and commercial customers of 4.4% and 2.6%, respectively. Similarly, the six-month period ended June 30, 2000, reflected significant reductions in usage by all classes of retail customers, in spite of increases in residential and commercial customers of 4.9% and 2.9%, respectively.

     A small increase in wholesale gas revenues for the second quarter of 2000 over the same period in 1999 somewhat reduced the wholesale revenue shortfall in the first quarter of 2000, which had resulted primarily from the expiration of three short-term gas contracts that were included in 1999 revenues.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Water Operating Revenues ($000)    $    15,335   $    13,619           12.6%       $    25,584  $    23,900           7.0%
                                  ============  ============    ===========       ============  ===========     =========


    Water revenues were higher for the second quarter of 2000 due to a 7.4% increase in the number of customers and increased use per customer, primarily by the Company's irrigation customers. Water revenues for the six months ended June 30, 2000, also increased compared to the prior year due to increases in the numbers of customers and increased use per customer.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  ------------    -----------
Purchased Power ($000)             $    71,949   $    42,111           70.9%       $   121,429   $    82,779          46.7%
Purchased Power in thousands
   of MWHs                               1,706         1,703            0.2%             3,299         3,023           9.1%
Average cost per MWH
   of Purchased Power              $     42.17   $     24.73           70.6%       $     36.81   $     27.38          34.4%

     Purchased power costs were higher for the three and six months ended June 30, 2000 because the Company fulfilled more of its total energy requirements with more expensive economy energy purchased power, which significantly increased in cost from the prior period.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Fuel for Power Generation ($000)   $    44,082   $    26,367           67.2%       $    73,358   $    52,837          38.8%

Thousands of MWHs generated              1,343         1,146           17.2%             2,543         2,319           9.7%
Average cost per MWH
   of Generated Power              $     32.82   $     23.01           42.7%       $     28.85   $     22.78          26.6%

    Fuel for generation costs for the both the three month and six month periods ended June 30, 2000, were significantly higher than the same periods of the prior year as gas prices increased significantly and volumes were higher to accommodate greater system load.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Gas Purchased for Resale ($000)
         Retail                    $     7,760   $     9,444          -17.8%       $    24,898  $    27,005          -7.8%
         Wholesale                       3,710         3,214           15.4%             9,423        3,023          -9.1%
                                  ------------  ------------    ------------      ------------  -----------     -----------
         Total                          11,470        12,658           -9.4%            34,321       37,375          -8.2%
                                  ============  ============    ============      ============  ===========     ==========

Gas Purchased for Resale
   (thousands of decatherms)
         Retail                    $     1,945   $     2,621          -25.8%       $     6,585  $     8,025         -17.9%
         Wholesale                       1,162         1,797          -35.3%             3,543        5,548         -36.1%
                                  ------------  ------------    ------------      ------------  -----------     ----------
         Total                           3,107         4,418          -29.7%            10,128       13,573         -25.4%
                                  ============  ============    ============      ============  ===========     ==========

Average cost per decatherm)
         Retail                    $      3.99   $      3.60           10.8%       $      3.78   $     3.37          12.2%
         Wholesale                 $      3.19   $      1.79           78.2%       $      2.66   $     1.87          42.2%

    The cost of retail gas purchased for resale decreased for the three and six months ended June 30, 2000 as reduced demand due to milder weather more than offset increases in gas unit prices.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                         (in $000's)                                     (in $000's)
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Allowance for other funds
used during construction           $        84   $         -               -       $       152  $         -              -

Allowance for borrowed funds
used during construction                   634           236          168.6%             1,116          434         157.1%
                                  ------------  ------------    ------------      ------------  -----------    -----------
         Total                             718           236          204.2%             1,268          434         192.2%
                                  ============  ============    ============      ============  ===========    ===========

    Total allowance for funds used during construction (AFUDC) is higher for the three and six months ended June 30, 2000, as compared to the same periods in 1999 because of higher construction work in progress balances in 2000.

                                         Three Months                                    Six Months
                                        Ended June 30,                                  Ended June 30,
                                         (in $000's)                                     (in $000's)
                                        --------------                                  --------------
                                                                Change from                                     Change from
                                      2000          1999        Prior Year %          2000          1999        Prior Year%
                                  ------------  ------------    ------------      ------------  -----------     -----------
Other operating expense           $    31,898   $    30,765            3.7%       $    59,767   $   54,547           9.6%
Maintenance expense                     5,228         5,164            1.2%             9,713       10,660          -8.9%
Income taxes                            1,616         8,597          -81.2%            12,650       20,409         -38.0%
Interest charges-other                  4,197         2,280           84.1%             7,408        4,883          51.7%

    Other operating expense was higher for the second quarter of 2000 due to increased legal fees over the same period in 1999. Other operating expense for the six months ended June 30, 2000 also increased as compared to the same period in 1999 due to increased legal fees in the current year and a first quarter 1999 reclassification of a reserve to revenues of $4.3 million from operating expense that was made in order to reflect a refund resulting from an agreement with the PUCN to refund a share of earnings.

    Maintenance costs for the three months ended June 30, 2000 were comparable to the same period in 1999, and were lower for the six months ended June 30, 2000 due to slightly lower plant maintenance expenses in the first quarter of 2000 than in the same period in 1999.

    Income taxes decreased for both the three and six months periods ended June 30, 2000, due to comparable reductions in pre-tax income in 2000 as compared to the same periods in 1999.

    Interest charges-other were higher for the three and six months ended June 30, 2000, due to significantly higher commercial paper balances during those periods as compared to the same periods in 1999, and due to interest on the $200 million of floating rate notes issued in early June 2000.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
              ----------------------------------------------------

    During the first six months of 2000, the Company earned approximately $22.0 million in income before preferred stock dividends. It declared $1.95 million in dividends to holders of its preferred stock and declared $38.0 million in common stock dividends to its parent, Sierra Pacific Resources.

    Cash flows during the six months ended June 30, 2000 increased compared to the same period in 1999. Cash flows were greater due to an increase in cash provided by financing activities, a decrease in cash used for investing activities, and, to a lesser extent, an increase in cash flows from operating activities. The increase in cash flows from financing activities is primarily the result of a significant increase in long-term debt in excess of the decrease in short-term borrowings. The decrease in cash used for investing activities was due to the Company's 1999 acquisition of General Electric Capital Corporation's interest in Pinon Pine Company L.L.C.

Construction Expenditures and Financing
---------------------------------------

    The Company's construction program and capital requirements for the period 2000-2004 were originally discussed in the Company's 1999 Annual Report on Form 10-K. Of the amount projected for 2000 ($137.7 million), $52.7 million (38.3%) had been spent as of June 30, 2000. Internally generated funds provided 71.5% of construction expenditures.

Financing
---------

    On June 9, 2000, the Company issued $200 million of floating rate notes,
that will mature on June 12, 2001.   Interest on the notes is payable quarterly
commencing on September 9, 2000. The interest rate on the notes for each interest period will be a floating rate, subject to adjustment every three months, equal to the London InterBank Offered Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 0.50%. These notes will not be entitled to any sinking fund and are non-callable. The net proceeds of the $200 million issue were used to redeem $100 million of floating rate notes on July 14, 2000, and the remaining proceeds were used to reduce the amount of the Company's commercial paper outstanding.

     On July 24, 2000 the Company received a 30-day extension of its $150 million Credit Facility to August 28, 2000, in accordance with the terms of the credit agreement. The Company has requested a 364-day extension of this facility which, if granted by the participating banks, would extend this facility to August 27, 2001.

Generation Divestiture
----------------------

     In accordance with the revised Divestiture Plan stipulation approved by the PUCN in February 2000 (see the 1999 Annual Report on Form 10-K), SPR is offering for sale generation assets with peak capacity of approximately 2,985 megawatts
(MW), with approximately 1045 MW owned by SPPC and approximately 1,940 MW owned by NVP. Letters of interest were issued to potential bidders in February 2000. Upon response from the qualified potential bidders and execution of the confidentiality agreements, offering memoranda and materials were provided to the bidders. First stage indicative bids were received on May 25, 2000. The short list of qualified bidders for each of the seven bundles being offered was completed and bidders notified by June 6, 2000. The second stage due diligence process was started on June 6, 2000, and will continue through mid-August.
Final bids and the selection of winning bids will occur in late August and early September 2000. Close of sale and transfer of ownership should occur between December 2000 and mid-2001.

                               REGULATORY MATTERS
                               ------------------

Nevada Electric Restructuring Activities
----------------------------------------

     Competition was originally scheduled to start on March 1, 2000. However, in February 2000 the Governor of Nevada delayed the start date of competition indefinitely. Generally, restructuring regulations and PUCN decisions during the first and second quarters of 2000 proceeded slowly. Numerous hearings and workshops have been held by the Public Utilities Commission of Nevada (PUCN) regarding two important regulations, Provider of Last Resort and Past Costs.

     On March 28, 2000, the Company and its parent, Sierra Pacific Resources, together with Nevada Power Company, filed a federal lawsuit challenging Nevada's laws providing for competition in the electric utility industry and the PUCN's implementation of competition. See SPR's Form 8-K, filed on April 17, 2000.

     On July 20, 2000, the PUCN approved stipulated agreements that resolve the federal lawsuit and major restructuring issues including past costs. See SPR's Form 8-K, filed on July 26, 2000. On August 3, 2000, the PUCN approved revisions to the stipulated agreements. The stipulations pave the way for open access to occur in a phased manner beginning in November for large commercial
customers and continuing until September 2001 for residential customers.   The
following are highlights of the stipulations:

Opening Dates

     Retail access choice will be phased in based upon customer size. Customers will be able to choose a new supplier for energy, metering, billing or customer service according to the following schedule:

          November 1, 2000 - Large commercial customers including large resorts and mines
          April 1, 2001 - Medium commercial customers
          June 1, 2001 - Small commercial customers
          September 1, 2001 - December 1, 2001 - residential customers

Incentives for Company to Meet Open Access Dates

     Provided that open access procedures, including billing and settlement, are in place by the open access dates, the Company will be allowed to retain up to $9 million from any gain on the divestiture of generation assets.

Transmission Access

     The Company has filed a modified Open Access Tariff with FERC to facilitate retail open access. The Company also continues to pursue compliance with FERC Order 2000 and the formation of a regional transmission organization (RTO).
Also see FERC Matters, below.

Past Costs

     Major past cost issues are resolved by the stipulations. The Company has waived its rights to the collection of any past costs other than those provided for in the stipulations. The parties have agreed that the stipulations eliminate the need for a past cost regulation.

Generation

     The gain on the sale of generation facilities will be calculated based upon recorded book values as of the date of sale and includes costs of sale, less applicable taxes. Common and general plant allocable to generation will be recoverable from the gain. Additional gain, if any, up to $9 million will be applied to the allowed incentives to the Company for meeting retail open access dates, as described above. Any remaining gain will be set aside in an escrow account to be utilized to pay down costs associated with above-market purchased power contracts.

Purchased Power Contracts

     The Company will auction its purchased power contracts on an annual basis in the wholesale markets. If the auction does not yield sufficient proceeds to pay for the purchased power contracts, the Company will collect the difference from all customers through a non-bypassable wires charge. This Purchased Power Annual Auction Mechanism (PPAAM) charge will be in place on November 1, 2000 when the market opens.

     To the extent that there are tax or market advantages, the Company will pursue a competitive permanent auction of purchased power contracts. Such an auction would be funded by an amount not to exceed the principal and interest in the escrow account that was funded by the gain on the sale of generation assets.

     If the permanent auction does not proceed or if such auction does not exhaust the generation escrow account, the PPAAM charge will be reduced by an annuity calculated on any remaining amount in the generation escrow account.

Metering

     Customers will have the opportunity to purchase metering equipment directly from SPPC or through an alternative seller. Such assets will be sold at net book value.

Transition Costs

     The ability of the Company to recover costs it expects to spend to open the market, referred to as transition costs, was not resolved by the stipulations. The Company expects to petition the PUCN in the near future to request recovery of its transition costs.

Earnings Sharing

     The stipulated agreements discussed earlier set the shared earnings refund to customers at a total of $9.3 million, for which the Company has recorded appropriate reserves.

     In other matters related to restructuring, the PUCN has continued rulemaking and discussion related to a number of topics including:

Independent Scheduling Administrator (ISA)

     On March 21, 2000, the PUCN issued a Notice of Workshop on retail transmission issues including funding for the Mountain West Independent Scheduling Administrator (MWISA). In a workshop held April 12, various parties advocated that the utilities provide funding and that the PUCN should provide cost recovery for the utilities. The PUCN and the parties will continue to explore this issue in the future workshops.

     During the second quarter of 2000 the MWISA option has not been given a means of funding its operation. Though this option is still available, the Company is planning and proposing utility transmission open access tariffs until an RTO can be put in place. See FERC Matters, below, for a further discussion of transmission access issues.

Unbundling of Utility Services

     On May 4, 2000, the PUCN issued a final order (the "Order") that was consistent with its September 1999 interim order. See the Company's 1999 Annual Report on Form 10-K for additional information on the interim order. The Order reduces the Company's revenue requirement and return on equity for distribution service for those customers who choose to leave the Company upon the start of
retail competition.   The Company filed a Petition for Reconsideration with the
PUCN on May 19. The Petition for Reconsideration was granted on July 12 by the PUCN.

Provider of Last Resort (PLR)

     The PLR will provide electric service to customers who do not select an electricity provider and to customers who are not able to obtain service from an alternative seller after the date competition begins. Nevada Senate Bill 438 provides for the electric distribution utility (EDU) to provide PLR services from the start of competition until July 1, 2001. The Company is seeking to modify the PLR regulation. If the Company does not provide PLR services, the May 4, 2000 Order referred to above could result in a reduction of revenues.

     On May 3, 2000, the PUCN reissued the PLR regulation for comment. The current draft regulation continues to contain various provisions that could have negative financial ramifications for the Company. See the Company's 1999 Annual Report on Form 10-K.

     The PUCN is nearing completion of this regulation. Certain legal issues surrounding the EDU or PLR ability to provide unbundled metering services are not resolved. In addition, the proposed regulation continues to contain a strict standard of conduct to govern the relationship between EDU and PLR functions. Implementation of these provisions could have negative financial ramifications.

California Matters
------------------

Generation Divestiture

     On March 2, 2000, the Company filed a new application requesting exemption from California Public Utility Commission (CPUC) approval of the Nevada-based generation divestiture transaction. The Company cited several reasons for the exemption including that the PUCN and FERC oversight of the generation divestiture will assure reliability and market power mitigation as required by California's electric restructuring legislation.

Distribution Performance-Based Rate-making (PBR)

     On May 4, 2000, the CPUC dismissed without prejudice the Company's January 3, 2000 distribution PBR proposal (see the Company's 1999 Annual Report on Form 10-K). The order accepted the application as meeting the compliance requirement but directed the Company to re-file it when the cost of capital and cost of service studies are available. On May 8, 2000, the Company filed its 2001 Cost of Capital application. On July 3, 2000, the Company re-submitted the PBR proposal along with the Cost of Service Study.

FERC Matters
------------

Independent Transmission Company

     On April 26, 2000, the Company, together with Nevada Power Company, Portland General Electric Company, Avista Corporation, The Montana Power Company, and Puget Sound Energy, Inc. agreed to study the formation of a for-profit Independent Transmission Company (ITC). The ITC is continuing to review its options as the Regional Transmission Organization (RTO) process continues toward the October 15, 2000 filing deadline.

Transmission Rate Case

     In March 1999, the Company filed an application with the FERC to increase its Open Access Transmission rates. See the Company's 1999 Annual Report on Form 10-K. On March 30, 2000, the Company filed a Loss Study that the Company agreed to provide in the partial settlement that was approved in January 2000. On April 27, 2000, a pre-hearing conference was held to set a procedural schedule for remaining issues. A settlement has been reached on the loss study that will be submitted to the FERC for approval.

Generation Tariffs and Transitional Purchase Power Agreements

     On March 31, 2000, the Company filed for approval of generation tariffs that contain the rates, terms and conditions under which the new owners of divested generation would operate after divestiture. Included in the filing are the Transitional Purchase Power Agreements (TPPAs) between the Company and the new owners.

     On May 31, 2000, the FERC accepted the tariffs and the TPPAs. The FERC required one change to the TPPAs. The FERC also set for hearing the level of rates for ancillary services in the tariffs and the rates in the TPPAs. A procedural schedule has been established for the hearing on rates. On June 29, 2000, the Company filed the revised TPPAs in compliance with the May 31 order.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

    See "Results of Operations" above for a discussion of recent increased prices and volatility in the markets for purchased power and fuel, which have had a negative effect on the financial performance of SPPC.

PART II
-------


ITEM 1.   LEGAL PROCEEDINGS

     On March 28, 2000, SPR, NVP, and SPPC filed a lawsuit in Federal District Court in Nevada asking the court to declare unconstitutional certain aspects of the Nevada laws that created the framework for a deregulated electric market in Nevada.

     On July 20, 2000, the PUCN approved a stipulation (the "Settlement") entered into among the parties to state and federal lawsuits permitting NVP to increase its rates effective August 1, 2000, by approximately $48 million annually to recover increased costs of fuel and purchased power, and to update its going-forward costs of fuel and purchased power thereafter with monthly fuel and purchased power filings up to March 2003. Increases and/or decreases are capped at incrementally increased or decreased rates over successive six-month periods at .95 mils for the first six months, 1.15 mils for the second six months, 1.25 mils for the third six months, 1.55 mils for the next six months, and 1.75 mils for the remaining period. The Settlement also permits SPPC to commence filing monthly fuel and purchased power adjustment cases on the same basis to commence not later than November 1, 2000. SPPC fuel and purchased power increases and/or decreases are also capped at incrementally increased or decreased rates over successive six-month periods starting October 1, 2000 at
4.5 mils for the first six-month period followed by .95, 1.15, 1.35, 1.55, and
1.75 mils for each successive six-month period.

     The Settlement also resolves numerous other issues relating to the restructuring of the electric industry in Nevada, including phased-in access to competitive markets by customer class, recovery of stranded costs, auctioning out-of-market qualified facility and other purchased power contracts, imposition of a wires charge to recover any balance, and filing of new proceedings to address metering costs and transition costs. The Settlement was contingent on stipulations entered into with third parties with respect to several other pending dockets. On July 28, 2000, the parties revised the Settlement to remove the contingencies. The revisions were approved by the PUCN on August 3, 2000, but still remain subject to judicial approval as well as future regulatory proceedings relating to the filing of monthly fuel and purchased power cases, recovery of stranded costs, and divestiture of generation proceeds. The outcome of the dockets and proceedings cannot be predicted at this time; however, unfavorable treatment of any of these proceedings would have a negative effect on the economic value of the Settlement.

     See the Form 8-K filed July 26, 2000 and Regulatory Matters, above, for additional details.

     Although the Company is involved in other ongoing litigation on a variety of matters, it is management's opinion that none individually or collectively are material to the Company's financial position.



ITEM 5.   OTHER INFORMATION

     On July 12, 2000, SPR issued a press release announcing that fuel and purchased power costs would negatively impact earnings for the second quarter and the remainder of 2000. For additional details, see the Form 8-K filed July 14, 2000.

     On July 20, 2000, SPR issued a press release announcing that SPR, its utility subsidiaries, SPPC and Nevada Power Company (NVP), Nevada regulators and several other parties took steps toward a settlement of issues involving restructuring the electric utility industry in the state, setting new electric rates for NVP's and SPPC's customers and resolving other issues involved in state and federal court cases filed by NVP and SPPC. For additional details, see the Form 8-K filed July 26, 2000.

     On July 21, 2000, SPR issued a press release announcing the resignation of Michael R. Niggli, Chairman and Chief Executive Officer of Sierra Pacific Resources. For additional details, see the Form 8-K filed July 26, 2000.

     On August 9, 2000, the Board of Directors of Sierra Pacific Resources announced that Walter M. Higgins had been named chairman, president and chief executive officer. Mr. Higgins returns to SPR, where he served from 1994 to

1998 as chairman of the board, president and chief executive officer. Since January 1998, he has served as chairman and chief executive officer of Atlanta, Georgia-based AGL Resources, Inc., the holding company of Atlanta Gas Light

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits filed with this Form 10-Q.


    (27) The Financial Data Schedule containing summary financial information extracted from the condensed consolidated financial statements filed on Form 10-Q for the six month period ended June 30, 2000, for Sierra Pacific Power Company and is qualified in its entirety by reference to such financial statements.


(b)  Reports on Form 8-K

Form 8-K filed on April 21, 2000 - Item 5, Other Events

     Described, and included as an exhibit, SPR's press release dated April 18, 2000, announcing the resignation of Malyn K. Malquist, President and Chief Operating Officer of SPR, and President of SPPC.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Sierra Pacific Power Company
                                        ---------------------------------
                                                 (Registrant)




Date:    August 14, 2000                 By     /s/  Mark A. Ruelle
     -----------------------------              -------------------
                                                  Mark A. Ruelle
                                            Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)



Date:    August 14, 2000                 By     /s/  Mary O. Simmons
     ------------------------------             --------------------
                                                  Mary O. Simmons
                                                    Controller
                                           (Principal Accounting Officer)