Form 10-Q
period 2003-06-30
SIERRA PACIFIC POWER CO; SIERRA PACIFIC RESOURCES /NV/; NEVADA POWER CO
filed 2003-08-08
CIK 90144, 741508, 71180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                   OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM          TO

                         REGISTRANT, ADDRESS
COMMISSION         OF PRINCIPAL EXECUTIVE OFFICES           STATE OF         I.R.S. EMPLOYER
FILE NUMBER             AND TELEPHONE NUMBER              INCORPORATION   IDENTIFICATION NUMBER
-----------        ------------------------------         -------------   ---------------------
 1-08788      SIERRA PACIFIC RESOURCES                     Nevada           88-0198358
              P.O. Box 10100
              (6100 Neil Road)
              Reno, Nevada 89520-0400 (89511)
              (775) 834-4011

 2-28348      NEVADA POWER COMPANY                         Nevada           88-0420104
              6226 West Sahara Avenue
              Las Vegas, Nevada 89146
              (702) 367-5000

 0-00508      SIERRA PACIFIC POWER COMPANY                 Nevada           88-0044418
              P.O. Box 10100
              (6100 Neil Road)
              Reno, Nevada 89520-0400 (89511)
              (775) 834-4011

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

        Sierra Pacific Resources      Yes [X]  No [ ];
        Nevada Power Company          Yes [ ]  No [X];
        Sierra Pacific Power Company  Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     CLASS                                OUTSTANDING AT AUGUST 1, 2003
                     -----                                -----------------------------
         Common Stock, $1.00 par value                         117,175,700 Shares
          of Sierra Pacific Resources

     Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $1.00 stated value, of Nevada Power Company. Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $3.75 stated value, of Sierra Pacific Power Company.

     This combined Quarterly Report on Form 10-Q is separately filed by Sierra Pacific Resources, Nevada Power Company and Sierra Pacific Power Company. Information contained in this document relating to Nevada Power Company is filed by Sierra Pacific Resources and separately by Nevada Power Company on its own behalf. Nevada Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Nevada Power Company. Information contained in this document relating to Sierra Pacific Power Company is filed by Sierra Pacific Resources and separately by Sierra Pacific Power Company on its own behalf. Sierra Pacific Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Sierra Pacific Power Company.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SIERRA PACIFIC RESOURCES
                              NEVADA POWER COMPANY
                          SIERRA PACIFIC POWER COMPANY
                         QUARTERLY REPORTS ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2003

                                    CONTENTS

                                                                           PAGE
                                                                           ----
                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         SIERRA PACIFIC RESOURCES --
         Condensed Consolidated Balance Sheets -- June 30, 2003 and
         December 31, 2002...........................................        3
         Condensed Consolidated Statements of Operations -- Three
         Months and Six Months Ended June 30, 2003 and 2002..........        4
         Condensed Consolidated Statements of Cash Flows -- Six
         Months Ended June 30, 2003 and 2002.........................        5
         NEVADA POWER COMPANY --
         Condensed Consolidated Balance Sheets -- June 30, 2003 and
         December 31, 2002...........................................        7
         Condensed Consolidated Statements of Operations -- Three
         Months and Six Months Ended June 30, 2003 and 2002..........        8
         Condensed Consolidated Statements of Cash Flows -- Six
         Months Ended June 30, 2003 and 2002.........................        9
         SIERRA PACIFIC POWER COMPANY --
         Condensed Consolidated Balance Sheets -- June 30, 2003 and
         December 31, 2002...........................................       10
         Condensed Consolidated Statements of Operations -- Three
         Months and Six Months Ended June 30, 2003 and 2002..........       11
         Condensed Consolidated Statements of Cash Flows -- Six
         Months Ended June 30, 2003 and 2002.........................       12
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........       13
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................       37
         Sierra Pacific Resources....................................       50
         Nevada Power Company........................................       56
         Sierra Pacific Power Company................................       64
ITEM 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................       80
ITEM 4.  Controls and Procedures.....................................       82

                         PART II -- OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................       83
ITEM 4.  Submission of Matters to a Vote of Security Holders.........       86
ITEM 5.  Other Information...........................................       86
ITEM 6.  Exhibits and Reports on Form 8-K............................       86
Signature Page.......................................................       89

                            SIERRA PACIFIC RESOURCES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
                                         ASSETS
Utility Plant at Original Cost:
  Plant in service..........................................  $6,231,305     $5,989,701
    Less accumulated provision for depreciation.............   2,036,399      1,944,351
                                                              ----------     ----------
                                                               4,194,906      4,045,350
  Construction work-in-progress.............................     193,957        263,346
                                                              ----------     ----------
                                                               4,388,863      4,308,696
                                                              ----------     ----------
Investments and other property, net.........................     106,952        124,580
                                                              ----------     ----------
Current Assets:
  Cash and cash equivalents.................................     127,271        192,064
  Restricted cash...........................................      63,413         13,705
  Accounts receivable less provision for uncollectible
    accounts:
    2003 -- $43,943; 2002 -- $44,184........................     377,109        358,972
  Deferred energy costs -- electric.........................     281,267        268,979
  Deferred energy costs -- gas..............................       5,563         17,045
  Materials, supplies and fuel, at average cost.............      85,430         87,348
  Risk management assets (Note 10)..........................      57,328         29,570
  Other.....................................................      73,993         48,898
                                                              ----------     ----------
                                                               1,071,374      1,016,581
                                                              ----------     ----------
Deferred Charges and Other Assets:
  Goodwill..................................................     309,971        309,971
  Deferred energy costs -- electric.........................     493,870        685,875
  Regulatory tax asset......................................     160,964        163,889
  Other regulatory assets...................................     141,008        136,933
  Risk management assets (Note 10)..........................       3,688            368
  Risk management regulatory assets -- net (Note 10)........      42,048         44,970
  Other.....................................................      94,202         92,250
                                                              ----------     ----------
                                                               1,245,751      1,434,256
                                                              ----------     ----------
Assets of Businesses Held for Sale (Note 8).................       2,978         12,862
                                                              ----------     ----------
                                                              $6,815,918     $6,896,975
                                                              ==========     ==========

                             CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity...............................  $1,249,389     $1,327,166
  Preferred stock...........................................      50,000         50,000
  NPC obligated mandatorily redeemable preferred trust
    securities..............................................     188,871        188,872
  Long-term debt............................................   2,891,930      3,062,815
                                                              ----------     ----------
                                                               4,380,190      4,628,853
                                                              ----------     ----------
Current Liabilities:
  Short-term borrowings.....................................      20,000             --
  Current maturities of long-term debt......................     749,018        672,963
  Accounts payable..........................................     191,584        232,424
  Accrued interest..........................................      63,861         50,308
  Dividends declared........................................       1,052          1,045
  Accrued salaries and benefits.............................      29,038         20,798
  Deferred taxes............................................     143,065        123,507
  Risk management liabilities (Note 10).....................      62,386         69,953
  Other current liabilities.................................     145,496         46,719
                                                              ----------     ----------
                                                               1,405,500      1,217,717
                                                              ----------     ----------
Commitments & Contingencies (Note 11)
Deferred Credits and Other Liabilities:
  Deferred federal income taxes.............................     217,403        336,875
  Deferred investment tax credit............................      46,766         48,492
  Regulatory tax liability..................................      40,726         42,718
  Customer advances for construction........................     121,889        116,032
  Accrued retirement benefits...............................     102,039        107,580
  Risk management liabilities (Note 10).....................       1,111          3,917
  Contract termination reserves (Note 11)...................     322,146        312,594
  Other.....................................................     177,350         81,410
                                                              ----------     ----------
                                                               1,029,430      1,049,618
                                                              ----------     ----------
Liabilities of Business Held for Sale (Note 8)..............         798            787
                                                              ----------     ----------
                                                              $6,815,918     $6,896,975
                                                              ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------   ---------------------------
                                                                 2003           2002           2003           2002
                                                             ------------   ------------   ------------   ------------
OPERATING REVENUES:
  Electric.................................................  $    630,538   $    674,144   $  1,167,643   $  1,255,169
  Gas......................................................        35,873         25,583        100,491         80,666
  Other....................................................           215            797          1,302          1,622
                                                             ------------   ------------   ------------   ------------
                                                                  666,626        700,524      1,269,436      1,337,457
                                                             ------------   ------------   ------------   ------------
OPERATING EXPENSES:
  Operation:
    Purchased power........................................       275,446        660,228        481,881        941,711
    Fuel for power generation..............................       120,826        104,643        201,039        235,416
    Gas purchased for resale...............................        27,865         13,107         70,199         51,701
    Deferred energy costs disallowed.......................        90,964         53,101         90,964        487,224
    Deferral of energy costs -- electric -- net............        18,683       (253,537)       102,870       (267,778)
    Deferral of energy costs -- gas -- net.................         1,020          2,176         11,823         10,368
    Impairment of subsidiary assets (Note 8)...............        32,911             --         32,911             --
    Other..................................................        87,337         62,018        159,608        132,123
  Maintenance..............................................        22,103         17,015         40,827         33,922
  Depreciation and amortization............................        46,873         37,859         92,684         86,351
  Taxes:
    Income taxes...........................................       (54,040)       (28,063)       (69,890)      (186,609)
    Other than income......................................        11,575         11,562         22,622         23,251
                                                             ------------   ------------   ------------   ------------
                                                                  681,563        680,109      1,237,538      1,547,680
                                                             ------------   ------------   ------------   ------------
OPERATING INCOME (LOSS)....................................       (14,937)        20,415         31,898       (210,223)
                                                             ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Allowance for other funds used during construction.......         1,084             (3)         2,844            654
  Interest accrued on deferred energy......................         6,823          7,055         14,458            932
  Other income.............................................         6,597          4,316         12,976          7,892
  Other expense............................................        (3,268)        (3,000)        (6,999)       (11,794)
  Income taxes.............................................        39,993         (2,781)        31,575          1,432
  Unrealized loss on derivative instrument (Note 10).......      (123,503)            --       (107,578)            --
                                                             ------------   ------------   ------------   ------------
                                                                  (72,274)         5,587        (52,724)          (884)
                                                             ------------   ------------   ------------   ------------
      Total Income (Loss) Before Interest Charges..........       (87,211)        26,002        (20,826)      (211,107)
                                                             ------------   ------------   ------------   ------------
INTEREST CHARGES:
  Long-term debt...........................................        67,345         55,439        135,940        114,239
  Other....................................................         9,440          8,198         19,708         12,767
  Allowance for borrowed funds used during construction....        (1,131)        (1,078)        (2,887)        (2,581)
                                                             ------------   ------------   ------------   ------------
                                                                   75,654         62,559        152,761        124,425
                                                             ------------   ------------   ------------   ------------
  Dividend requirements of NPC obligated mandatorily
    redeemable preferred trust securities..................         3,793          3,793          7,586          7,586
                                                             ------------   ------------   ------------   ------------
LOSS FROM CONTINUING OPERATIONS............................      (166,658)       (40,350)      (181,173)      (343,118)
                                                             ------------   ------------   ------------   ------------
DISCONTINUED OPERATIONS (NOTE 8)
  Loss from operations (including loss on disposal of
    $8,851 in 2003)........................................        (9,155)          (862)       (10,453)        (1,106)
  Income tax benefit.......................................         3,368            271          3,658            342
                                                             ------------   ------------   ------------   ------------
  Loss from discontinued operations........................        (5,787)          (591)        (6,795)          (764)
                                                             ------------   ------------   ------------   ------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
  TAX......................................................            --             --             --         (1,566)
                                                             ------------   ------------   ------------   ------------
NET LOSS...................................................      (172,445)       (40,941)      (187,968)      (345,448)
                                                             ------------   ------------   ------------   ------------
Preferred stock dividend requirements of SPPC..............           975            975          1,950          1,950
                                                             ------------   ------------   ------------   ------------
LOSS APPLICABLE TO COMMON STOCK............................  $   (173,420)  $    (41,916)  $   (189,918)  $   (347,398)
                                                             ============   ============   ============   ============
Amount per share -- basic and diluted
  Loss from continuing operations..........................  $      (1.42)  $      (0.40)  $      (1.58)  $      (3.36)
  Loss from discontinued operations........................  $         --   $      (0.01)  $      (0.01)  $      (0.01)
  Loss on disposal of subsidiary...........................  $      (0.05)  $         --   $      (0.05)  $         --
  Cumulative effect of change in accounting principle (net
    of tax) per share......................................  $         --   $         --   $         --   $      (0.01)
  Per share loss applicable to common stock................  $      (1.48)  $      (0.41)  $      (1.66)  $      (3.40)
Weighted Average Shares of Common Stock Outstanding........   117,144,486    102,110,336    114,337,776    102,110,536
                                                             ============   ============   ============   ============
Dividends Paid Per Share of Common Stock...................  $         --   $         --   $         --   $       0.20
                                                             ============   ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                            SIERRA PACIFIC RESOURCES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(187,968)  $(345,448)
  Non-cash items included in income:
    Depreciation and amortization...........................     92,683      87,554
    Deferred taxes and deferred investment tax credit.......    (36,043)     68,289
    AFUDC and capitalized interest..........................     (5,731)     (3,235)
    Amortization of deferred energy costs -- electric.......    105,835      59,976
    Amortization of deferred energy costs -- gas............      9,547       7,661
    Deferred energy costs disallowed, net of taxes..........     59,127     317,977
    Unrealized gain on derivative instrument, net of
     taxes..................................................     69,926          --
    Impairment of assets of subsidiary, net of taxes........     21,392          --
    Loss on disposal of subsidiary, net of taxes............      5,753          --
    Other non-cash..........................................    (11,792)    (20,395)
  Changes in certain assets and liabilities:
    Accounts receivable.....................................    (18,137)    (25,555)
    Deferral of energy costs -- electric....................     (1,333)       (479)
    Deferral of energy costs -- gas.........................      1,936       1,099
    Materials, supplies and fuel............................      1,918      (2,749)
    Other current assets....................................    (74,803)    (20,732)
    Accounts payable........................................    (40,840)    (37,875)
    Income tax receivable...................................         --      79,048
    Derivative instrument associated with convertible
     debt...................................................     72,078          --
    Other current liabilities...............................      9,500      11,971
    Change in nets assets of subsidiary held for disposal...      1,044          --
    Other assets............................................    (24,925)         --
    Other liabilities.......................................     21,186      36,906
                                                              ---------   ---------
Net Cash from Operating Activities..........................     70,353     214,013
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant..............................   (181,592)   (181,352)
    AFUDC and other charges to utility plant................      5,731       3,235
    Customer advances for construction......................      5,857       1,221
    Contributions in aid of construction....................     10,699      24,466
                                                              ---------   ---------
    Net cash used for utility plant.........................   (159,305)   (152,430)
    Investments and other property -- net...................    (12,243)     (2,598)
                                                              ---------   ---------
Net Cash from Investing Activities..........................   (171,548)   (155,028)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings.......................     20,000     173,000
    Proceeds from issuance of long-term debt................    228,764          --
    Retirement of long-term debt............................   (209,808)   (108,262)
    Sale of Common Stock....................................       (986)         --
    Dividends paid..........................................     (1,568)    (22,518)
                                                              ---------   ---------
Net Cash from Financing Activities..........................     36,402      42,220
                                                              ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (64,793)    101,205
Beginning Balance in Cash and Cash Equivalents..............    192,064      99,109
                                                              ---------   ---------
Ending Balance in Cash and Cash Equivalents.................  $ 127,271   $ 200,314
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) during period for:
      Interest..............................................  $ 142,095   $ 120,457
      Income taxes..........................................  $      --   $(185,011)
NONCASH FINANCING ACTIVITIES (NOTE 4):
    Exchanged Floating Rate Notes for SPR common stock......  $   8,750
    Exchanged Premium Income Equity Securities for SPR
     common stock...........................................  $ 104,782

    The accompanying notes are an integral part of the financial statements

                              NEVADA POWER COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Utility Plant at Original Cost:
  Plant in service..........................................  $3,745,443     $3,542,300
    Less accumulated provision for depreciation.............   1,072,387      1,017,494
                                                              ----------     ----------
                                                               2,673,056      2,524,806
  Construction work-in-progress.............................      87,608        173,189
                                                              ----------     ----------
                                                               2,760,664      2,697,995
                                                              ----------     ----------
Investments and other property, net.........................      34,171         20,295
                                                              ----------     ----------
Current Assets:
  Cash and cash equivalents.................................      21,118         95,009
  Restricted cash...........................................          --          3,850
  Accounts receivable less provision for uncollectible
    accounts:
    2003 -- $36,004; 2002 -- $33,841........................     247,254        202,590
  Deferred energy costs -- electric.........................     222,037        213,193
  Materials, supplies and fuel, at average cost.............      42,867         44,074
  Risk management assets (Note 10)..........................      37,657         28,173
  Other.....................................................      56,597         31,602
                                                              ----------     ----------
                                                                 627,530        618,491
                                                              ----------     ----------
Deferred Charges and Other Assets:
  Deferred energy costs -- electric.........................     396,254        524,345
  Regulatory tax asset......................................     104,176        106,071
  Other regulatory assets...................................      57,217         53,109
  Risk management assets (Note 10)..........................       3,689            368
  Risk management regulatory assets -- net (Note 10)........      17,177          1,491
  Other.....................................................      43,092         46,357
                                                              ----------     ----------
                                                                 621,605        731,741
                                                              ----------     ----------
                                                              $4,043,970     $4,068,522
                                                              ==========     ==========

                             CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity...............................  $1,111,823     $1,149,131
  NPC obligated mandatorily redeemable preferred trust
    securities..............................................     188,872        188,872
  Long-term debt............................................   1,356,790      1,488,597
                                                              ----------     ----------
                                                               2,657,485      2,826,600
                                                              ----------     ----------
Current Liabilities:
  Short-term borrowings.....................................      20,000             --
  Current maturities of long-term debt......................     485,123        354,677
  Accounts payable..........................................     105,575        143,002
  Accounts payable, affiliated companies....................       7,365          4,287
  Accrued interest..........................................      33,514         29,892
  Dividends declared........................................          78             78
  Accrued salaries and benefits.............................      12,411          7,781
  Deferred taxes............................................     114,402         90,616
  Risk management liabilities (Note 10).....................      33,710         29,908
  Other current liabilities.................................      24,847         22,115
                                                              ----------     ----------
                                                                 837,025        682,356
                                                              ----------     ----------
Commitments & Contingencies (Note 11)
Deferred Credits and Other Liabilities:
  Deferred federal income taxes.............................      83,842        129,687
  Deferred investment tax credit............................      21,087         21,902
  Regulatory tax liability..................................      16,648         17,300
  Customer advances for construction........................      69,959         66,434
  Accrued retirement benefits...............................      47,702         54,216
  Contract termination reserves (Note 11)...................     235,368        225,816
  Other.....................................................      74,854         44,211
                                                              ----------     ----------
                                                                 549,460        559,566
                                                              ----------     ----------
                                                              $4,043,970     $4,068,522
                                                              ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                  --------------------   ---------------------
                                                    2003       2002        2003        2002
                                                  --------   ---------   --------   ----------
OPERATING REVENUES:
  Electric......................................  $425,512   $ 477,059   $757,164   $  833,331
                                                  --------   ---------   --------   ----------
OPERATING EXPENSES:
  Operation:
     Purchased power............................   199,772     485,926    319,029      661,992
     Fuel for power generation..................    73,267      73,474    119,804      157,196
     Deferred energy costs disallowed...........    45,964          --     45,964      434,123
     Deferral of energy costs-net...............    11,442    (185,199)    84,227     (194,835)
     Other......................................    51,675      37,284     92,215       77,270
  Maintenance...................................    15,650      11,876     29,187       23,526
  Depreciation and amortization.................    26,714      17,140     52,621       47,949
  Taxes:........................................        --
     Income taxes...............................   (16,274)        (57)   (26,822)    (156,480)
     Other than income..........................     6,818       6,453     13,042       13,187
                                                  --------   ---------   --------   ----------
                                                   415,028     446,897    729,267    1,063,928
                                                  --------   ---------   --------   ----------
OPERATING INCOME (LOSS).........................    10,484      30,162     27,897     (230,597)
                                                  --------   ---------   --------   ----------
OTHER INCOME (EXPENSE):
  Allowance for other funds used during
     construction...............................       483          80      1,641          501
  Interest accrued on deferred energy...........     5,234       8,056     10,944       (3,095)
  Other income..................................     4,018       1,195      7,356        1,341
  Other expense.................................    (1,618)       (564)    (3,050)      (6,561)
  Income taxes..................................    (2,679)     (3,102)    (5,193)       2,543
                                                  --------   ---------   --------   ----------
                                                     5,438       5,665     11,698       (5,271)
                                                  --------   ---------   --------   ----------
       Total Income (Loss) Before Interest
          Charges...............................    15,922      35,827     39,595     (235,868)
                                                  --------   ---------   --------   ----------
INTEREST CHARGES:
  Long-term debt................................    28,927      22,876     59,029       46,954
  Other.........................................     5,914       4,352     11,994        6,882
  Allowance for borrowed funds used during
     construction...............................      (520)       (849)    (1,576)      (1,961)
                                                  --------   ---------   --------   ----------
                                                    34,321      26,379     69,447       51,875
                                                  --------   ---------   --------   ----------
  Dividend requirements of NPC obligated
     mandatorily redeemable preferred trust
     securities.................................     3,793       3,793      7,586        7,586
                                                  --------   ---------   --------   ----------
NET INCOME (LOSS)...............................  $(22,192)  $   5,655   $(37,438)  $ (295,329)
                                                  ========   =========   ========   ==========

    The accompanying notes are an integral part of the financial statements.

                              NEVADA POWER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $ (37,438)  $(295,329)
  Non-cash items included in income:
     Depreciation and amortization..........................     52,621      47,949
     Deferred taxes and deferred investment tax credit......     (5,544)     51,987
     AFUDC and capitalized interest.........................     (3,217)     (2,462)
     Amortization of deferred energy costs..................     81,962      57,577
     Deferred energy costs disallowed (net of taxes)........     29,877     282,181
     Other non-cash.........................................     (5,218)    (13,782)
  Changes in certain assets and liabilities:
     Accounts receivable....................................    (44,664)    (81,949)
     Deferral of energy costs...............................     (8,679)    (20,317)
     Materials, supplies and fuel...........................      1,207       1,345
     Other current assets...................................    (21,145)    (10,998)
     Accounts payable.......................................    (34,349)     (1,740)
     Income tax receivable..................................         --      49,859
     Other current liabilities..............................     10,984       5,170
     Other assets...........................................    (25,819)    (11,746)
     Other liabilities......................................     37,612      43,692
                                                              ---------   ---------
Net Cash from Operating Activities..........................     28,190     101,437
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to utility plant.............................   (119,594)   (139,634)
     AFUDC and other charges to utility plant...............      3,217       2,462
     Customer advances (refunds) for construction...........      3,525        (220)
     Contributions in aid of construction...................      5,866      21,286
                                                              ---------   ---------
     Net cash used for utility plant........................   (106,986)   (116,106)
     Investments and other property -- net..................    (13,734)       (942)
                                                              ---------   ---------
Net Cash from Investing Activities..........................   (120,720)   (117,048)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term borrowings......................     20,000      69,500
     Retirement of long-term debt...........................     (1,361)     (2,523)
     Investment by parent company...........................         --      10,000
     Dividends paid.........................................         --      (9,994)
                                                              ---------   ---------
Net Cash from Financing Activities..........................     18,639      66,983
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (73,891)     51,372
Beginning Balance in Cash and Cash Equivalents..............     95,009       8,505
                                                              ---------   ---------
Ending Balance in Cash and Cash Equivalents.................  $  21,118   $  59,877
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during period for:
     Interest...............................................  $  67,401   $  47,545
     Income taxes...........................................  $      --   $(102,904)

    The accompanying notes are an integral part of the financial statements

                          SIERRA PACIFIC POWER COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Utility Plant at Original Cost:
  Plant in service..........................................  $2,485,862     $2,447,401
    Less accumulated provision for depreciation.............     964,013        926,857
                                                              ----------     ----------
                                                               1,521,849      1,520,544
  Construction work-in-progress.............................     106,350         90,157
                                                              ----------     ----------
                                                               1,628,199      1,610,701
                                                              ----------     ----------
Investments and other property, net.........................         941            874
                                                              ----------     ----------
Current Assets:
  Cash and cash equivalents.................................      86,453         88,910
  Restricted cash...........................................       6,626          9,605
  Accounts receivable less provision for uncollectible
    accounts: 2003 -- $7,931; 2002 -- $10,343...............     128,884        154,821
  Accounts receivable, affiliated companies.................      59,569         58,680
  Deferred energy costs -- electric.........................      59,230         55,786
  Deferred energy costs -- gas..............................       5,563         17,045
  Materials, supplies and fuel, at average cost.............      40,341         41,727
  Risk management assets (Note 10)..........................      19,671          1,397
  Other.....................................................      15,210         12,955
                                                              ----------     ----------
                                                                 421,547        440,926
                                                              ----------     ----------
Deferred Charges and Other Assets:
  Deferred energy costs -- electric.........................      97,616        161,530
  Regulatory tax asset......................................      56,787         57,818
  Other regulatory assets...................................      63,612         64,149
  Risk management assets (Note 10)..........................          --             --
  Risk management regulatory assets -- net (Note 10)........      24,871         43,479
  Other.....................................................      28,398         19,013
                                                              ----------     ----------
                                                                 271,284        345,989
                                                              ----------     ----------
                                                              $2,321,971     $2,398,490
                                                              ==========     ==========
                             CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity...............................  $  613,448     $  639,295
  Preferred stock...........................................      50,000         50,000
  Long-term debt............................................     913,778        914,788
                                                              ----------     ----------
                                                               1,577,226      1,604,083
                                                              ----------     ----------
Current Liabilities:
  Current maturities of long-term debt......................     101,400        101,400
  Accounts payable..........................................      56,666         71,247
  Accrued interest..........................................      14,814         12,136
  Dividends declared........................................         974            968
  Accrued salaries and benefits.............................      13,781         10,812
  Deferred taxes............................................      28,663         32,891
  Risk management liabilities (Note 10).....................      28,676         40,045
  Other current liabilities.................................       8,115         10,864
                                                              ----------     ----------
                                                                 253,089        280,363
                                                              ----------     ----------
Commitments & Contingencies (Note 11)
Deferred Credits and Other Liabilities:
  Deferred federal income taxes.............................     229,985        251,487
  Deferred investment tax credit............................      25,678         26,590
  Regulatory tax liability..................................      24,078         25,418
  Customer advances for construction........................      51,930         49,598
  Accrued retirement benefits...............................      45,837         44,856
  Risk management liabilities (Note 10).....................       1,111          3,917
  Contract termination reserves (Note 11)...................      86,778         86,778
  Other.....................................................      26,259         25,400
                                                              ----------     ----------
                                                                 491,656        514,044
                                                              ----------     ----------
                                                              $2,321,971     $2,398,490
                                                              ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
OPERATING REVENUES:
  Electric.........................................  $205,026   $197,085   $410,480   $421,838
  Gas..............................................    35,873     25,583    100,490     80,666
                                                     --------   --------   --------   --------
                                                      240,899    222,668    510,970    502,504
                                                     --------   --------   --------   --------
OPERATING EXPENSES:
  Operation:
     Purchased power...............................    75,674    174,302    162,852    279,719
     Fuel for power generation.....................    47,559     31,169     81,235     78,220
     Gas purchased for resale......................    27,865     13,107     70,199     51,701
     Deferred energy costs disallowed..............    45,000     53,101     45,000     53,101
     Deferral of energy costs -- electric -- net...     7,241    (68,338)    18,643    (72,943)
     Deferral of energy costs -- gas -- net........     1,020      2,176     11,823     10,368
     Other.........................................    31,625     22,893     60,838     50,655
  Maintenance......................................     6,453      5,139     11,640     10,396
  Depreciation and amortization....................    19,961     20,595     39,667     38,152
  Taxes:...........................................        --
     Income taxes..................................   (18,298)   (21,539)   (16,208)   (16,638)
     Other than income.............................     4,849      4,881      9,511      9,657
                                                     --------   --------   --------   --------
                                                      248,949    237,486    495,200    492,388
                                                     --------   --------   --------   --------
OPERATING INCOME (LOSS)............................    (8,050)   (14,818)    15,770     10,116
                                                     --------   --------   --------   --------
OTHER INCOME (EXPENSE):
  Allowance for other funds used during
     construction..................................       601        (83)     1,203        153
  Interest accrued on deferred energy..............     1,589     (1,000)     3,514      4,026
  Other income.....................................     1,035      1,733      2,100      3,570
  Other expense....................................    (1,702)    (1,347)    (3,607)    (3,809)
  Income taxes.....................................      (476)       321       (779)    (1,110)
                                                     --------   --------   --------   --------
                                                        1,047       (376)     2,431      2,830
                                                     --------   --------   --------   --------
       Total Income (Loss) Before Interest
          Charges..................................    (7,003)   (15,194)    18,201     12,946
                                                     --------   --------   --------   --------
INTEREST CHARGES:
     Long-term debt................................    18,959     16,020     37,740     32,465
     Other.........................................     2,604      2,966      5,729      4,108
     Allowance for borrowed funds used during
       construction................................      (611)      (229)    (1,311)      (620)
                                                     --------   --------   --------   --------
                                                       20,952     18,757     42,158     35,953
                                                     --------   --------   --------   --------

NET INCOME (LOSS)..................................   (27,955)   (33,951)   (23,957)   (23,007)
                                                     --------   --------   --------   --------
Preferred Dividend Requirements....................       975        975      1,950      1,950
                                                     --------   --------   --------   --------
Loss applicable to common stock....................  $(28,930)  $(34,926)  $(25,907)  $(24,957)
                                                     ========   ========   ========   ========

    The accompanying notes are an integral part of the financial statements.

                          SIERRA PACIFIC POWER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(23,957)  $(23,007)
  Non-cash items included in income:
     Depreciation and amortization..........................    39,667     39,064
     Deferred taxes and deferred investment tax credit......   (26,951)    16,304
     AFUDC and capitalized interest.........................    (2,514)      (773)
     Amortization of deferred energy costs -- electric......    23,873      2,399
     Amortization of deferred energy costs -- gas...........     9,547      7,661
     Deferred energy costs disallowed (net of taxes)........    29,250     35,796
     Early retirement and severance amortization............     1,249      1,458
     Other non-cash.........................................   (10,657)    (8,932)
  Changes in certain assets and liabilities:
     Accounts receivable....................................    25,048    (35,954)
     Deferral of energy costs -- electric...................     7,346     19,838
     Deferral of energy costs -- gas........................     1,936      1,099
     Materials, supplies and fuel...........................     1,386     (3,840)
     Other current assets...................................       724    (10,522)
     Accounts payable.......................................   (14,581)   (33,774)
     Income tax receivable..................................        --     28,752
     Other current liabilities..............................     2,897      1,421
     Other assets...........................................       894      3,936
     Other liabilities......................................   (12,274)     9,275
                                                              --------   --------
Net Cash from Operating Activities..........................    52,883     50,201
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to utility plant.............................   (61,997)   (41,718)
     AFUDC and other charges to utility plant...............     2,514        773
     Customer advances for construction.....................     2,332      1,441
     Contributions in aid of construction...................     4,832      3,180
                                                              --------   --------
     Net cash used for utility plant........................   (52,319)   (36,324)
     Disposal of investments and other property -- net......       (67)       624
                                                              --------   --------
Net Cash from Investing Activities..........................   (52,386)   (35,700)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term borrowings......................        --    103,500
     Retirement of long-term debt...........................    (1,010)    (5,739)
     Investment by parent company...........................        --     10,000
     Dividends paid.........................................    (1,944)   (21,838)
                                                              --------   --------
Net Cash from Financing Activities..........................    (2,954)    85,923
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (2,457)   100,424
Beginning Balance in Cash and Cash Equivalents..............    88,910     11,772
                                                              --------   --------
Ending Balance in Cash and Cash Equivalents.................  $ 86,453   $112,196
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash (received) paid during period for:
     Interest...............................................  $ 40,791   $ 33,997
     Income taxes...........................................  $     --   $(62,109)

    The accompanying notes are an integral part of the financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  MANAGEMENT'S STATEMENT (SPR, NPC, SPPC)

     In the opinion of the management of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), and Sierra Pacific Power Company (SPPC), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements; therefore, they should be read in conjunction with the audited financial statements included in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002.

     The results of operations and cash flows of SPR, NPC and SPPC for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

  PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements of SPR include the accounts of SPR and its wholly-owned subsidiaries, NPC and SPPC (collectively, the "Utilities"), Tuscarora Gas Pipeline Company (TGPC), Sierra Gas Holding Company
(SGHC), Sierra Pacific Energy Company (SPE), Lands of Sierra (LOS), Sierra Pacific Communications (SPC), and Sierra Water Development Company (SWDC). Sierra Energy Company dba e-three (e-three) is a discontinued operation and as such is no longer a consolidated subsidiary of SPR and is reported separately on the financial statements of SPR. The condensed consolidated financial statements of NPC include the accounts of NPC and its wholly-owned subsidiaries, NEICO, NVP Capital I (Trust) and NVP Capital III (Trust). The condensed consolidated financial statements of SPPC include the accounts of SPPC and its wholly-owned subsidiaries, GPSF-B, Pinon Pine Corp. (PPC), Pinon Pine Investment Co., Pinon Pine Company, L.L.C. and Sierra Pacific Funding L.L.C. All significant intercompany transactions and balances have been eliminated in consolidation.

  SIERRA PACIFIC RESOURCES

     SPR, on a stand-alone basis, had cash and cash equivalents of approximately $19.1 million at June 30, 2003. At July 31, 2003, SPR had cash balances of approximately $19.5 million.

     Currently, SPR has a substantial amount of outstanding debt and other obligations including, but not limited to: $300 million of its unsecured 8 3/4% Senior Notes due 2005; $240 million of its unsecured 7.93% Senior Notes due 2007; and $300 million of its 7.25% Convertible Notes due 2010.

     SPR's future liquidity and its ability to pay the principal of and interest on its indebtedness depend on SPPC's ability to continue to pay dividends to SPR, on NPC's financial stability and a restoration of its ability to pay dividends to SPR, and on SPR's ability to access the capital markets or otherwise refinance maturing and/or convertible debt. Further adverse developments at NPC or SPPC, including a material disallowance of deferred energy costs in future rate cases or an adverse decision in the pending lawsuit by Enron, could make it difficult to continue to operate outside of bankruptcy. See Note 5, Dividend Restrictions, for information regarding the dividend restrictions applicable to NPC and SPPC, and Note 11, Commitments and Contingencies, for additional information regarding uncertainties that could impact SPR's liquidity and financial condition.

     The provisions that currently restrict dividends payable by NPC or SPPC have adversely affected SPR's liquidity and will continue to negatively impact SPR's liquidity until those provisions are no longer in effect. Management is currently in the process of seeking consent for a modification of the financial covenant contained in NPC's first mortgage indenture. There can be no assurance that any such consent can be obtained or that any non-consenting first mortgage bonds could be redeemed or defeased prior to their stated maturity. The regulatory limitation contained in the Public Utility Commission of Nevada's (PUCN) Compliance Order, Docket No. 02-4037, dated June 19, 2002, expires on December 31, 2003. Prior to the expiration date of the Compliance Order, management may seek PUCN approval for a payment of dividends by NPC or may seek a waiver from the PUCN of the dividend restriction.

     Financing Transactions. On February 14, 2003, SPR issued and sold $300 million of its 7.25% Convertible Notes due 2010. Approximately $53.4 million of the net proceeds from the sale of the notes was used to purchase U.S. government securities that were pledged to the trustee for the first five interest payments on the notes payable during the first two and one-half years. A portion of the remaining net proceeds of the notes was used to repurchase approximately $58.5 million of SPR's Floating Rate Notes due April 20, 2003. Of the remaining net proceeds, approximately $133 million was used to repay the remainder of SPR's Floating Rate Notes due April 20, 2003, and the remaining proceeds are available for general corporate purposes, including the payment of interest on SPR's other outstanding indebtedness.

     The Convertible Notes are not convertible prior to August 14, 2003. At any time on or after August 14, 2003 through the close of business February 14, 2010, holders of the Convertible Notes may convert their notes into shares of SPR's common stock and cash. Until SPR has obtained shareholder approval to permit the Convertible Notes to be fully convertible into shares of common stock, holders of the Convertible Notes will be entitled to receive 76.7073 shares of common stock and an amount of cash equal to the market value of
142.4564 shares of SPR's common stock at the time of conversion, based on the average closing price of SPR's common stock over five consecutive trading days, for each $1,000 principal amount of notes surrendered for conversion. At an assumed five-day average closing price of $5.00 per share (based on the last reported sale price of SPR's common stock on August 1, 2003), the total amount of the cash payable on conversion of the Convertible Notes would be approximately $214 million. If SPR does not obtain shareholder approval, SPR will be required to pay the cash portion of any Convertible Notes as to which the holders request conversion on or after August 14, 2003. The amount of cash payable on conversion of the Convertible Notes will increase as the average closing price of SPR's common stock increases. Although management does not believe it is likely that a significant amount of the Convertible Notes will be converted in the foreseeable future, in the event that SPR does not have available funds to pay the cash portion of the Convertible Notes upon the requested conversion, SPR may have to issue additional debt or equity to raise the necessary funds. There can be no assurance that SPR will be able to access the capital markets to issue such additional debt and/or equity or that it will be able to do so on terms favorable to SPR.

     If SPR does obtain shareholder approval, it may elect to satisfy the cash payment component of the conversion price of the Convertible Notes solely with shares of common stock. SPR has agreed to use reasonable efforts to obtain shareholder approval, not later than 180 days after the date of issuance of the Convertible Notes, for approval to issue and deliver shares of SPR's common stock in lieu of the cash payment component of the conversion price of the Convertible Notes. SPR has called a special shareholder meeting for August 11, 2003 to comply with the terms of the Convertible Notes. For further information regarding the terms of the Convertible Notes, see Note 4, Long-Term Debt.

     Effect of Holding Company Structure. Due to its holding company structure, SPR's right as a common shareholder to receive assets of any of its direct or indirect subsidiaries upon a subsidiary's liquidation or reorganization is junior to the claims against the assets of such subsidiary by its creditors. Therefore, SPR's debt obligations are effectively subordinated to all existing and future claims of its subsidiaries' creditors, particularly those of NPC and SPPC, including trade creditors, debt holders, secured creditors, taxing authorities, guarantee holders and NPC's and SPPC's preferred security holders. As of June 30, 2003, NPC, SPPC and their subsidiaries had approximately $2.89 billion of debt and other obligations outstanding and approximately $238.9 million of outstanding preferred securities. Although the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

     The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed above.

  NEVADA POWER COMPANY

     NPC had cash and cash equivalents of approximately $21.1 million at June 30, 2003. At July 31, 2003, NPC had cash balances of approximately $35.7 million.

     In addition to anticipated capital requirements for construction, NPC has approximately $355 million of debt maturing through the end of 2003. NPC expects to finance these requirements with internally generated funds, including the recovery of deferred energy costs, and the issuance of debt.

     NPC's liquidity would be significantly affected by an adverse decision in the lawsuit by Enron, or by unfavorable rulings by the PUCN in future NPC or SPPC rate cases. Standard and Poor's Rating Group, Inc. (S&P) and Moody's Investors Service, Inc. (Moody's) have NPC's credit ratings on "negative outlook" and "stable", respectively. Future downgrades by either S&P or Moody's could preclude or reduce NPC's access to the capital markets. Furthermore, if NPC continues to experience financial difficulty or if its credit ratings are further downgraded, NPC may experience considerable difficulty entering into new power supply contracts, particularly under traditional payment terms. Most of NPC's suppliers will not sell power to NPC under traditional payment terms and are requiring NPC to pre-pay its power requirements or to make more frequent payments on its power purchases. If NPC does not have sufficient funds or access to liquidity to pre-pay its power requirements or to make more frequent payments on its power purchases, and is unable to obtain power through other means, NPC's results of operations, financial position, and cash flows will be adversely affected. Adverse developments with respect to any one or a combination of the foregoing could make it difficult to continue to operate outside of bankruptcy.

     NPC's General and Refunding Mortgage Indenture creates a lien on substantially all of NPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of June 30, 2003, $930 million of NPC's General and Refunding Mortgage securities were outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (i) 70% of net utility property additions, (ii) the principal amount of retired General and Refunding Mortgage Bonds, and/or (iii) the principal amount of first mortgage bonds retired after October 19, 2001. On the basis of (i), (ii) and
(iii) above, as of June 30, 2003, NPC had the capacity to issue approximately $1.017 billion of additional General and Refunding Mortgage securities. Although NPC has substantial capacity to issue additional General and Refunding Mortgage securities on the basis of property additions and retired General and Refunding Mortgage securities and first mortgage bonds, the financial covenants contained in NPC's Series E Notes, Receivables Purchase Facility Agreements and NPC's $60 million Credit Agreement limit the amount of additional indebtedness that NPC may issue and the reasons for which such indebtedness may be issued. NPC has reserved $125 million of General and Refunding Mortgage bonds for issuance upon the initial funding of NPC's receivables facility. See Note 3, Short-Term Borrowings, for information regarding NPC's accounts receivable facility. NPC intends to use its accounts receivable purchase facility as a back-up liquidity facility and does not plan to activate this facility in the foreseeable future. NPC may activate the facility within five days upon the delivery of certain customary funding documentation and the delivery of the $125 million General and Refunding Mortgage Bond.

     The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed above.

  SIERRA PACIFIC POWER COMPANY

     SPPC had cash and cash equivalents of approximately $86.5 million at June 30, 2003. At July 31, 2003, SPPC had cash balances of approximately $75.6 million.

     In addition to anticipated capital requirements for construction, SPPC has approximately $21 million of debt maturing through the end of 2003. SPPC expects to finance these requirements with internally generated funds, including the recovery of deferred energy costs.

     SPPC's future liquidity could be significantly affected by unfavorable rulings by the PUCN in future SPPC or NPC rate cases. S&P and Moody's have SPPC's credit ratings on "negative outlook" and "stable", respectively. Future downgrades by either S&P or Moody's could preclude or reduce SPPC's access to the capital markets. Furthermore, if SPPC continues to experience financial difficulty or if its credit ratings are further downgraded, SPPC may experience considerable difficulty entering into new power supply contracts, particularly under traditional payment terms. Most of SPPC's suppliers will not sell power to SPPC under traditional payment terms and are requiring SPPC to pre-pay its power requirements or to make more frequent payments on its power purchases. If SPPC does not have sufficient funds or access to liquidity to pre-pay its power requirements, and is unable to obtain power through other means, SPPC's results of operations, financial position and cash flows will be adversely affected. Adverse developments with respect to any one or a combination of the factors and contingencies set forth above could make it difficult to continue to operate outside of bankruptcy.

     SPPC's General and Refunding Mortgage Indenture creates a lien on substantially all of SPPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of June 30, 2003, approximately $499.5 million of SPPC's General and Refunding Mortgage bonds were outstanding. On May 1, 2003, SPPC issued its $80 million General and Refunding Mortgage Note, Series D, due 2004, to secure SPPC's payment obligations with respect to $80 million of Washoe County, Nevada, Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project), Series 2001, which were issued for SPPC's benefit. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (i) 70% of net utility property additions, (ii) the principal amount of retired General and Refunding Mortgage bonds, and/or (iii) the principal amount of first mortgage bonds retired after April 8, 2002. On the basis of (i), (ii) and (iii) above, as of June 30, 2003, SPPC had the capacity to issue approximately $364.9 million of additional General and Refunding Mortgage securities. Although SPPC has substantial capacity to issue additional General and Refunding Mortgage securities on the basis of property additions and retired General and Refunding Mortgage securities and first mortgage bonds, the financial covenants contained in SPPC's Term Loan Agreement and Receivables Purchase Facility Agreements limit the amount of additional indebtedness that SPPC may issue and the reasons for which such indebtedness may be issued. SPPC has reserved $75 million of General and Refunding Mortgage Bonds for issuance upon the initial funding of its receivables purchase facility. SPPC intends to use its accounts receivable purchase facility as a back-up liquidity facility and does not plan to activate this facility in the foreseeable future. SPPC may activate the facility within five days upon the delivery of certain customary funding documentation and the delivery of the $75 million General and Refunding Mortgage Bond. See Note 3, Short-Term Borrowings, for information regarding SPPC's accounts receivable facility.

     The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed above.

  RECLASSIFICATIONS

     Certain items previously reported have been reclassified to conform to the current year's presentation. Net income and shareholders' equity were not affected by these reclassifications.

  NEVADA POWER COMPANY FINANCIAL STATEMENTS

     The presentation of NPC's condensed consolidated statement of operations for the three months and six months ended June 30, 2002, and NPC's condensed consolidated statement of cash flows for the six months ended June 30, 2002 have been revised. Specifically, the effects of the revisions were to eliminate the line item "Equity in losses of Sierra Pacific Resources" of $(47,571) and $(52,069) on NPC's Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2002, respectively, and to eliminate the line item "Equity in losses of SPR" of $(52,069) on NPC's Condensed Consolidated Statement of Cash Flows. For additional information regarding this change in presentation, see Note 1, Summary of Significant Accounting Policies of Notes to Financial Statements in SPR's, NPC's and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002.

  DEFERRAL OF ENERGY COSTS

     NPC and SPPC implemented deferred energy accounting procedures on March 1, 2001. See Note 1, Summary of Significant Accounting Policies, of Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002, for additional information regarding the implementation of deferred energy accounting by the Utilities.

     The following deferred energy costs were included in the condensed consolidated balance sheets as of June 30, 2003 (dollars in thousands):

                                                            JUNE 30, 2003
                                               ---------------------------------------
                                                 NPC        SPPC      SPPC      SPR
DESCRIPTION                                    ELECTRIC   ELECTRIC    GAS      TOTAL
-----------                                    --------   --------   ------   --------
Unamortized balances approved for collection
  in current rates...........................  $396,812   $ 66,690   $3,268   $466,770
Balances accumulated since end of periods
  submitted for PUCN approval(1).............   (16,531)     8,255    2,295     (5,981)
Terminated suppliers(2)(3)...................   238,010     81,901       --    319,911
                                               --------   --------   ------   --------
  Total......................................  $618,291   $156,846   $5,563   $780,700
                                               ========   ========   ======   ========

---------------

(1) Credits represent over-collections, that is, the extent to which gas or fuel and purchased power costs recovered through rates exceed actual gas or fuel and purchased power costs.

(2) Balances adjusted from amounts presented as of December 31, 2002, reflect, primarily, a reclassification between amounts for terminated suppliers and balances pending PUCN approval.

(3) Amounts related to terminated suppliers are discussed in Note 17, Commitments and Contingencies, of Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002.

  STOCK COMPENSATION PLANS

     In December 2002, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." SPR has previously adopted the disclosure-only provisions of SFAS No. 123, and as of December 31, 2002 has adopted the updated disclosure requirements set forth in SFAS No. 148. At June 30, 2003, SPR had several stock-based compensation plans which are described more fully in Note 15 "Stock Compensation Plans," of Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002. SPR applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for nonqualified stock options and the employee stock purchase plan. Had compensation cost for SPR's nonqualified stock options and the employee stock purchase plan been determined based on the fair value at the grant dates for awards under those plans, consistent with the provisions of SFAS No. 123, SPR's loss applicable to common stock would have been increased to the pro forma amounts indicated below (dollars in thousands, except loss per share):

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                  --------------------   ---------------------
                                                    2003        2002       2003        2002
                                                  ---------   --------   ---------   ---------
Stock Compensation Cost included
  in Net Income (Loss) as
  Reported, net of related tax
  effects.........................  As Reported   $     192   $ (1,446)  $      25   $    (770)
                                                  =========   ========   =========   =========
Loss applicable to Common Stock...  As Reported   $(173,420)  $(41,916)  $(189,918)  $(347,398)
  Less: Additional Stock
     Compensation Cost, net of
     related tax effects..........  Pro Forma            26        512       1,235       1,024
                                                  ---------   --------   ---------   ---------
Loss applicable to Common Stock...  Pro Forma     $(173,446)  $(42,428)  $(191,153)  $(348,422)
                                                  =========   ========   =========   =========

Basic Loss Per Share..............  As Reported   $   (1.48)  $  (0.41)  $   (1.66)  $   (3.40)
                                    Pro Forma     $   (1.48)  $  (0.42)  $   (1.67)  $   (3.41)

Diluted Loss Per Share............  As Reported   $   (1.48)  $  (0.41)  $   (1.66)  $   (3.40)
                                    Pro Forma     $   (1.48)  $  (0.42)  $   (1.67)  $   (3.41)

  RECENT PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" (FIN 45), which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of June 30, 2003, all guarantees of SPR and its subsidiaries were intercompany, whereby the parent issued the guarantees on behalf of its consolidated subsidiaries to a third party. Therefore, there was no impact on the financial position, results of operation or cash flows of SPR, NPC or SPPC.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which elaborates on Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Among other requirements, FIN 46 provides that a variable interest entity be consolidated by the enterprise that is the primary beneficiary of the variable interest entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is currently reviewing the effect of adopting this statement on the financial position, results of operation or cash flows of SPR, NPC or SPPC.

     On April 30, 2003, the FASB issued SFAS No. 149, which amends accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS 133. In addition, SFAS 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after

June 30, 2003. Management is currently reviewing the effect of adopting this statement on the financial position and results of operations of SPR, NPC and SPPC.

     On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which requires that certain financial instruments with characteristics of both liabilities and equities be classified as liabilities by their issuers. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. As a result, management expects that NPC's obligated mandatorily redeemable preferred trust securities will be classified as a liability once SFAS 150 goes into effect, which will be the quarter ending September 30, 2003. Additionally, management will continue to review the effect of adopting this statement on the financial position and results of operations of SPR, NPC and SPPC.

NOTE 2.  ASSET RETIREMENT OBLIGATIONS (AROS)

     Effective January 1, 2003, the Utilities adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires NPC to recognize an estimated liability for the retirement of generation plant assets specified in land leases for NPC's jointly-owned Navajo generating station because, at the expiration of the leases, the leases require the lessees to remove the facilities upon request of the Navajo Nation. However, the retirement obligation and corresponding charges recognized were immaterial to the financial statements of NPC. NPC also redesignated amounts from Accumulated Depreciation to a regulatory liability in order to reflect the estimated costs of removal collected through rates. NPC amortizes the amount added to Electric Plant In Service and recognizes accretion expense in connection with the discounted liability over the estimated remaining life of the Navajo generating station assets. SPPC has no significant asset retirement obligations.

     NPC and SPPC also collect removal costs in regulated rates for certain assets that do not have associated legal asset retirement obligations. As of June 30, 2003, NPC and SPPC estimate that they had approximately $133 million and $151 million related to such removal costs recorded in Accumulated Depreciation, respectively.

NOTE 3.  SHORT-TERM BORROWINGS

  NEVADA POWER COMPANY

     On June 30, 2003, NPC entered into a Credit Agreement, which provides for a $60 million revolving credit facility to provide additional liquidity to NPC for its summer 2003 power purchases. As of July 31, 2003, NPC had borrowed $20 million under this credit facility.

     NPC's Credit Agreement prohibits payments to SPR in respect of NPC's common stock and provides that NPC's ratio of consolidated total debt to consolidated total capitalization may not exceed .65 to 1.00. The Credit Facility, which is secured by NPC's $60 million Series F General and Refunding Mortgage Bond, will expire no later than September 8, 2003.

     On October 29, 2002, NPC established an accounts receivable purchase facility of up to $125 million. The accounts receivable purchase facility expires October 28, 2003. Currently, NPC intends to negotiate an extension of this facility. If NPC elects to activate the receivables purchase facility, NPC will sell all of its accounts receivable generated from the sale of electricity to customers to its newly created bankruptcy remote special purchase subsidiary. The receivables sales will be without recourse except for breaches of customary representations and warranties made at the time of sale. The subsidiary will, in turn, sell these receivables to a bankruptcy remote subsidiary of SPR. SPR's subsidiary will issue variable rate revolving notes backed by the purchased receivables. The agreements relating to the receivables purchase facility contain various conditions to purchase, covenants and trigger events, termination events and other provisions customary in receivables transactions. In connection with NPC's receivables facility, SPR has agreed to guaranty NPC's performance of certain obligations as a seller and servicer under the facility.

     NPC has agreed to issue $125 million principal amount of its General and Refunding Mortgage Bonds upon activation of the accounts receivables purchase facility. The full principal amount of the Bond would secure certain of NPC's obligations as seller and servicer, plus certain interest, fees and expenses thereon to the extent not paid when due, regardless of the actual amounts owing with respect to the secured obligations. As a result, in the event of an NPC bankruptcy or liquidation, the holder of the Bond securing the receivables facility may recover more on a pro rata basis than the holders of other General and Refunding Mortgage securities, who could recover less on a pro rata basis than they otherwise would recover. However, in no event will the holder of the Bond recover more than the amount of obligations secured by the Bond.

     NPC intends to use the accounts receivables purchase facility as a back-up liquidity facility and does not plan to activate this facility in the foreseeable future. NPC may activate the facility within five days upon the delivery of certain customary funding documentation and the delivery of the $125 million General and Refunding Mortgage Bond. As of June 30, 2003, this facility had not been activated.

SIERRA PACIFIC POWER COMPANY

     On October 29, 2002, SPPC established an accounts receivable purchase facility of up to $75 million. The accounts receivable purchase facility expires October 28, 2003. Currently, SPPC intends to negotiate an extension of this facility. If SPPC elects to activate the receivables purchase facility, SPPC will sell all of its accounts receivable generated from the sale of electricity and gas to customers to its newly created bankruptcy-remote special purpose subsidiary. The receivables sales will be without recourse except for breaches of customary representations and warranties made at the time of sale. The subsidiary will, in turn, sell these receivables to a bankruptcy-remote subsidiary of SPR. SPR's subsidiary will issue variable rate revolving notes backed by the purchased receivables. The agreements relating to the receivables purchase facility contain various conditions to purchase, covenants and trigger events, termination events and other provisions customary in receivables transactions. In connection with SPPC's receivables facility, SPR has agreed to guaranty SPPC's performance of certain obligations as a seller and servicer under the facility.

     SPPC has agreed to issue $75 million principal amount of its General and Refunding Mortgage Bonds upon activation of the accounts receivables purchase facility. The full principal amount of the Bond would secure certain of SPPC's obligations as seller and servicer, plus certain interest, fees and expenses thereon to the extent not paid when due, regardless of the actual amounts owing with respect to the secured obligations. As a result, in the event of an SPPC bankruptcy or liquidation, the holder of the Bond securing the receivables facility may recover more on a pro rata basis than the holders of other General and Refunding Mortgage securities, who could recover less on a pro rata basis than they otherwise would recover. However, in no event will the holder of the Bond recover more than the amount of obligations secured by the Bond.

     SPPC intends to use the accounts receivables purchase facility as a back-up liquidity facility and does not plan to activate this facility in the foreseeable future. SPPC may activate the facility within five days upon the delivery of certain customary funding documentation and the delivery of the $75 million General and Refunding Mortgage Bond. As of June 30, 2003, this facility had not been activated.

NOTE 4.  LONG-TERM DEBT

     Substantially all utility plant owned by NPC and SPPC is subject to the liens of their respective indentures under which their First Mortgage bonds and General and Refunding Mortgage bonds are issued.

SIERRA PACIFIC RESOURCES

     In January 2003, SPR acquired $8.75 million aggregate principal amount of its Floating Rate Notes due April 20, 2003 in exchange for approximately 1.3 million shares of its common stock, in two privately-negotiated transactions exempt from the registration requirements of the Securities Act of 1933.

     On February 5, 2003, SPR acquired 2.1 million of Premium Income Equity Securities (PIES) including approximately $104.8 million of 7.93% Senior Notes due 2007 that are a component of the PIES, in exchange for approximately 13.66 million shares of its common stock, in five privately negotiated transactions exempt from the registration requirements of the Securities Act.

     On February 14, 2003, SPR issued and sold $300 million of its 7.25% Convertible Notes due 2010. Approximately $53.4 million of the net proceeds from the sale of the notes was used to purchase U.S. government securities that were pledged to the trustee for the first five interest payments on the notes payable during the first two and one-half years. A portion of the remaining net proceeds of the notes was used to repurchase approximately $58.5 million of SPR's Floating Rate Notes due April 20, 2003. Of the remaining net proceeds, approximately $133 million was used to repay SPR's Floating Rate Notes due April 20, 2003, and the remaining proceeds are available for general corporate purposes. The Convertible Notes were issued with registration rights.

     The Convertible Notes are not convertible prior to August 14, 2003. At any time on or after August 14, 2003 through the close of business February 14, 2010, holders of the Convertible Notes may convert their notes into shares of SPR's common stock. Until SPR has obtained shareholder approval to permit the Convertible Notes to be fully convertible into shares of common stock, holders of the Convertible Notes will be entitled to receive 76.7073 shares of common stock and an amount of cash equal to the market value of 142.4564 shares of our common stock at the time of conversion, based on the average closing price of SPR's common stock over five consecutive trading days, for each $1,000 principal amount of notes surrendered for conversion. At an assumed five-day average closing price of $5.00 per share (based on the last reported sale price of SPR's common stock August 1, 2003), the total amount of the cash payable on conversion of the Convertible Notes would be approximately $214 million. If SPR does not obtain shareholder approval, SPR will be required to pay the cash portion of any Convertible Notes as to which the holders request conversion on or after August 14, 2003. The amount of cash payable on conversion of the Convertible Notes will increase as the average closing price of SPR's common stock increases. Although management does not believe it is likely that a significant amount of the Convertible Notes will be converted in the foreseeable future, in the event that SPR does not have available funds to pay the cash portion of the Convertible Notes upon the requested conversion, SPR may have to issue additional debt or equity to raise the necessary funds. There can be no assurance that SPR will be able to access the capital markets to issue such additional debt and/or equity or that it will be able to do so on terms favorable to SPR.

     If SPR does obtain shareholder approval, it may elect to satisfy the cash payment component of the conversion price of the Convertible Notes solely with shares of common stock. SPR has agreed to use reasonable efforts to obtain shareholder approval, not later than 180 days after the date of issuance of the Convertible Notes, to issue and deliver shares of SPR's common stock in lieu of the cash payment component of the conversion price of the Convertible Notes. SPR has called a special shareholder meeting for August 11, 2003 to comply with the terms of the Convertible Notes.

     In addition, until SPR has obtained shareholder approval to permit the Convertible Notes to be fully convertible into shares of common stock, SPR must satisfy part of this obligation in cash. Accordingly, the portion of the obligation relating to the amount to be settled upon conversion by issuing shares is classified as a long-term liability and the portion to be settled with working capital upon demand by the holder is classified as a current maturity.

     The Convertible Notes provide for the payment of dividends to the holders in an amount equal to any per share dividends on SPR common stock that would have been payable to the holders if the holders of the notes had converted their notes into shares of common stock at the applicable conversion rate on the record date for such dividend.

     The indenture under which the Convertible Notes were issued does not contain any financial covenants or any restrictions on the payment of dividends, the repurchase of SPR's securities or the incurrence of indebtedness. The indenture does allow the holders of the Convertible Notes to require SPR to repurchase all or a portion of the holders' Convertible Notes upon a change of control. The indenture also provides for an event of default if SPR or any of its significant subsidiaries, including NPC and SPPC, fails to pay any indebtedness in excess of $10 million or has any indebtedness of $10 million or more accelerated and declared due and payable. For further information regarding accounting for the conversion option, see Note 10, Derivatives and Hedging Activities.

SIERRA PACIFIC POWER COMPANY

     On May 1, 2003, SPPC's $80 million Washoe County, Nevada, Water Facilities Refunding Revenue Bonds, Series 2001, were successfully remarketed. The interest rate on the bonds was adjusted from their prior two-year 5.75% term rate to a
7.50 % term rate for the period of May 1, 2003 to and including May 3, 2004. The bonds will be subject to remarketing on May 3, 2004 and will continue to be included in current maturities of long-term debt. In the event that the bonds cannot be successfully remarketed on that date, SPPC will be required to purchase the outstanding bonds at a price of 100% of principal amount, plus accrued interest. From May 1, 2003 to and including May 3, 2004, SPPC's payment and purchase obligations in respect of the bonds are secured by SPPC's $80 million General and Refunding Mortgage Note, Series D, due 2004.

     As of June 30, 2003, NPC's, SPPC's and SPR's aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the balance of 2003, each of the next four years and thereafter is shown below (in thousands of dollars):

                                                              SPR HOLDING CO.        SPR
                                      NPC          SPPC      AND OTHER SUBS.*    CONSOLIDATED
                                   ----------   ----------   -----------------   ------------
2003.............................  $  352,379   $   19,853       $162,495         $  534,727
2004.............................     135,570       83,400             --            218,970
2005.............................       6,091      100,400        300,000            406,491
2006.............................       6,509       52,400             --             58,909
2007.............................       5,949        2,400        240,218            248,567
Thereafter.......................   1,348,384      759,913         88,314          2,196,611
                                   ----------   ----------       --------         ----------
Total............................   1,854,882    1,018,366        791,027          3,664,275
Unamortized (Disc.)..............     (12,969)      (3,188)        (7,170)           (23,327)
                                   ----------   ----------       --------         ----------
Total............................  $1,841,913   $1,015,178       $783,857         $3,640,948
                                   ==========   ==========       ========         ==========

     * The 2003 SPR maturities of $162,495 include $142,180 of SPR's Convertible Notes due 2010 that are deemed current in 2003, discussed above.

NOTE 5.  DIVIDEND RESTRICTIONS

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

NEVADA POWER COMPANY

     First Mortgage Indenture. NPC's first mortgage indenture limits the cumulative amount of dividends and other distributions that NPC may pay on its capital stock to the cumulative net earnings of NPC since 1953, subject to adjustments for the net proceeds of sales of capital stock since 1953. At the present time, this restriction precludes NPC from making further payments of dividends on NPC's common stock and will continue to preclude payment of dividends until NPC, over time, generates sufficient earnings to eliminate the deficit under this provision (which was approximately $279.3 million as of June 30, 2003), unless the restriction is waived, amended, or removed by the consent of the first mortgage bondholders, or the first mortgage bonds are redeemed or defeased. Management is currently in the process of seeking consent for the modification of this restriction. There can be no assurance that any such consent can be obtained or that any non-consenting first mortgage bonds could be redeemed or defeased prior to their stated maturity. Under this provision, NPC continues to have capacity to repurchase or redeem shares of its capital stock.

     Series E Notes. NPC's 10 7/8% General and Refunding Mortgage Notes, Series E, due 2009, which were issued on October 29, 2002, limit the amount of payments in respect of common stock that NPC may pay to SPR. However, that limitation does not apply to payments by NPC to enable SPR to pay its reasonable fees and expenses (including, but not limited to, interest on SPR's indebtedness and payment obligations on account of SPR's PIES) provided that:

     - those payments do not exceed $60 million for any one calendar year,

     - those payments comply with any regulatory restrictions then applicable to NPC, and

     - the ratio of consolidated cash flow to fixed charges for NPC's most recently ended four full fiscal quarters immediately preceding the date of payment is at least 1.75 to 1.

     The terms of the Series E Notes also permit NPC to make payments to SPR in an aggregate amount not to exceed $15 million from the date of the issuance of the Series E Notes. In addition, NPC may make dividend payments to SPR in excess of the amounts described above so long as, at the time of payment and after giving effect to the payment:

     - there are no defaults or events of default with respect to the Series E Notes,

     - NPC can meet a fixed charge coverage ratio test, and

     - the total amount of such dividends is less than:

      - the sum of 50% of NPC's consolidated net income measured on a quarterly basis cumulative of all quarters from the date of issuance of the Series E Notes, plus

      - 100% of NPC's aggregate net cash proceeds from the issuance or sale of certain equity or convertible debt securities of NPC, plus

      - the lesser of cash return of capital or the initial amount of certain restricted investments, plus

      - the fair market value of NPC's investment in certain subsidiaries.

     If NPC's Series E Notes are upgraded to investment grade by both Moody's and S&P, these dividend restrictions will be suspended and will no longer be in effect so long as the Series E Notes remain investment grade.

     NPC's $60 million Credit Agreement. On June 30, 2003, NPC established a $60 million Credit Facility, which expires no later than September 8, 2003. This facility prohibits payments to SPR in respect of NPC's common stock.

     Accounts Receivable Facility. On October 29, 2002, NPC established an accounts receivable purchase facility, which expires on October 28, 2003. The agreements relating to the receivables purchase facility contain various conditions, including a limitation on the payment of dividends by NPC to SPR that is identical to the limitation contained in NPC's General and Refunding Mortgage Notes, Series E, described above.

     Preferred Trust Securities. The terms of NPC's preferred trust securities provide that no dividends may be paid on NPC's common stock if NPC has elected to defer payments on the junior subordinated debentures issued in conjunction with the preferred trust securities. At this time, NPC has not elected to defer payments on the junior subordinated debentures.

     PUCN Compliance Order. The PUCN issued a Compliance Order, Docket No. 02-4037, on June 19, 2002, relating to NPC's request for authority to issue long-term debt. The PUCN order requires that, until such time as the order's authorization expires (December 31, 2003), NPC must either receive the prior approval of the PUCN or reach an equity ratio of 42% before paying any dividends to SPR. If NPC achieves a 42% equity ratio prior to December 31, 2003, the dividend restriction ceases to have effect. As of June 30, 2003, NPC's equity ratio was 35.3%. Prior to the expiration date of the Compliance Order, management may seek PUCN approval for a payment of dividends by NPC or may seek a waiver from the PUCN of the dividend restriction.

     Federal Power Act. NPC is subject to the provisions of the Federal Power Act that state that dividends cannot be paid out of funds that are properly included in capital accounts. Although the meaning of this provision is unclear, it could be interpreted to impose an additional material limitation on a utility's ability to pay dividends in the absence of retained earnings.

SIERRA PACIFIC POWER COMPANY

     Term Loan Agreement. SPPC's Term Loan Agreement dated October 30, 2002, as amended, which expires October 31, 2005, limits the amount of dividends that SPPC may pay to SPR. However, that limitation does not apply to payments by SPPC to enable SPR to pay its reasonable fees and expenses (including, but not limited to, interest on SPR's indebtedness and payment obligations on account of SPR's PIES) provided that those payments do not exceed $90 million, $80 million and $60 million in the aggregate for the twelve month periods ending on October 30, 2003, 2004 and 2005, respectively. The Term Loan Agreement also permits SPPC to make dividend payments to SPR in an aggregate amount not to exceed $10 million during the term of the Term Loan Agreement. In addition, SPPC may make dividend payments to SPR in excess of the amounts described above so long as, at the time of the payment and after giving effect to the payment, there are no defaults or events of default under the Term Loan Agreement, and such amounts, when aggregated with the amount of dividends paid to SPR by SPPC since the date of execution of the Term Loan Agreement, do not exceed the sum of:

     - (i) 50% of SPPC's Consolidated Net Income for the period commencing January 1, 2003 and ending with last day of fiscal quarter most recently completed prior to the date of the contemplated dividend payment, plus

     - (ii) the aggregate amount of cash received by SPPC from SPR as equity contributions on its common stock during such period.

     Accounts Receivable Facility. On October 29, 2002, SPPC established an accounts receivable purchase facility, which expires on October 28, 2003. The agreements relating to the receivables purchase facility contain various conditions, including a limitation on the payment of dividends by SPPC to SPR that is identical to the limitation contained in SPPC's Term Loan Agreement, described above.

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

     Federal Power Act. SPPC is subject to the provisions of the Federal Power Act that state that dividends cannot be paid out of funds that are properly included in capital accounts. Although the meaning of this provision is unclear, it could be interpreted to impose an additional material limitation on a utility's ability to pay dividends in the absence of retained earnings.

NOTE 6.  EARNINGS PER SHARE (SPR)

     The following table outlines the calculation for earnings per share (EPS). The difference, if any, between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans and the non-employee director stock plan. However, due to net losses for the three-and six-month periods ended June 30, 2003 and 2002, these items are anti-dilutive. Accordingly, Diluted EPS for these periods are computed using the weighted average shares outstanding before dilution. Common stock equivalents were determined using the treasury stock method.

                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------   ---------------------------
                                                     2003           2002           2003           2002
                                                 ------------   ------------   ------------   ------------
BASIC EPS
  Numerator ($000)
    Loss from continuing operations............  $   (166,658)  $    (40,350)  $   (181,173)  $   (343,118)
    Loss from discontinued operations..........  $        (34)  $       (591)  $     (1,042)  $       (764)
    Loss on disposal of subsidiary.............  $     (5,753)  $         --   $     (5,753)  $         --
    Cumulative effect of change in accounting
      principle................................  $         --   $         --   $         --   $     (1,566)
    Loss applicable to common stock............  $   (173,420)  $    (41,916)  $   (189,918)  $   (347,398)
  Denominator
    Weighted average number of shares
      outstanding..............................   117,144,486    102,110,536    114,337,776    102,110,536
                                                 ------------   ------------   ------------   ------------
  Per-Share Amount Loss from continuing
    operations.................................  $      (1.42)  $      (0.40)  $      (1.58)  $      (3.36)
    Loss from discontinued operations..........  $         --   $      (0.01)  $      (0.01)  $      (0.01)
    Loss on disposal of subsidiary.............  $      (0.05)  $         --   $      (0.05)  $         --
    Cumulative effect of change in accounting
      principle................................  $         --   $         --   $         --   $      (0.01)
    Loss applicable to common stock............  $      (1.48)  $      (0.41)  $      (1.66)  $      (3.40)
DILUTED EPS
  Numerator ($000)
    Loss from continuing operations............  $   (166,658)  $    (41,325)  $   (183,123)  $   (345,068)
    Loss from discontinued operations..........  $        (34)  $       (591)  $     (1,042)  $       (764)

                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------   ---------------------------
                                                     2003           2002           2003           2002
                                                 ------------   ------------   ------------   ------------
    Loss on disposal of subsidiary.............  $     (5,753)  $         --   $     (5,753)  $         --
    Cumulative effect of change in accounting
      principle................................  $         --   $         --   $         --   $     (1,566)
    Loss applicable to common stock............  $   (173,420)  $    (41,916)  $   (189,918)  $   (347,398)
  Denominator(1)
    Weighted average number of shares
      outstanding before dilution..............   117,144,486    102,110,536    114,337,776    102,110,536
    Stock options..............................            --             --             --         15,806
    Executive long term incentive plan --
      performance shares(2)....................            --          7,815             --         13,378
    Executive long term incentive
      plan -- restricted shares(3).............        43,256             --         34,848             --
    Non-Employee Director stock plan...........        17,168         11,288         17,168         10,321
    Employee stock purchase plan...............           575            578            288          1,619
    Convertible Stock..........................    23,012,188             --     23,012,188             --
                                                 ------------   ------------   ------------   ------------
                                                  140,217,673    102,130,217    137,402,268    102,151,660
                                                 ------------   ------------   ------------   ------------
  Per-Share Amount
    Loss from continuing operations............  $      (1.42)  $      (0.40)  $      (1.58)  $      (3.36)
    Loss from discontinued operations..........  $         --   $      (0.01)  $      (0.01)  $      (0.01)
    Loss on disposal of subsidiary.............  $      (0.05)  $         --   $      (0.05)  $         --
    Cumulative effect of change in accounting
      principle................................  $         --   $         --   $         --   $      (0.01)
    Loss applicable to common stock............  $      (1.48)  $      (0.41)  $      (1.66)  $      (3.40)

---------------

 (1) The denominator does not include anti-dilutive stock equivalents under the Stock Option Plan and Corporate PIES due to exercise or conversion prices being higher than market prices at June 30, 2003.

 (2) Plan terminated in 2002.

 (3) New plan adopted in 2003.

NOTE 7.  SEGMENT INFORMATION (SPR)

     SPR operates three business segments providing regulated electric and natural gas services. NPC has one business segment that provides electric service to Las Vegas and surrounding Clark County. SPPC has two business segments. One business segment provides electric service in northern Nevada and the Lake Tahoe area of California and the other segment provides natural gas service in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure.

     Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which the primary financial measure is business segment operating income. Intersegment revenues are not material.

     Financial data for business segments is as follows (in thousands):

THREE MONTHS ENDED               NPC        SPPC      TOTAL
JUNE 30, 2003                  ELECTRIC   ELECTRIC   ELECTRIC     GAS      OTHER     CONSOLIDATED
------------------             --------   --------   --------   -------   --------   ------------
Operating Revenues...........  $425,512   $205,026   $630,538   $35,873   $    215     $666,626
                               ========   ========   ========   =======   ========     ========
Operating Income (loss)......  $ 10,484   $ (8,832)  $  1,652   $   782   $(17,371)    $(14,937)
                               ========   ========   ========   =======   ========     ========

THREE MONTHS ENDED                 NPC        SPPC      TOTAL
JUNE 30, 2002                    ELECTRIC   ELECTRIC   ELECTRIC     GAS     OTHER    CONSOLIDATED
------------------               --------   --------   --------   -------   ------   ------------
Operating Revenues.............  $477,059   $197,085   $674,144   $25,583   $  797     $700,524
                                 ========   ========   ========   =======   ======     ========
Operating Income (Loss)........  $ 30,162   $(18,342)  $ 11,820   $ 3,524   $5,071     $ 20,415
                                 ========   ========   ========   =======   ======     ========

SIX MONTHS ENDED               NPC        SPPC       TOTAL
JUNE 30, 2003                ELECTRIC   ELECTRIC    ELECTRIC      GAS       OTHER     CONSOLIDATED
----------------             --------   --------   ----------   --------   --------   ------------
Operating Revenues.........  $757,164   $410,480   $1,167,644   $100,490   $  1,302    $1,269,436
                             ========   ========   ==========   ========   ========    ==========
Operating Income (Loss)....  $ 27,897   $ 11,399   $   39,296   $  4,371   $(11,769)   $   31,898
                             ========   ========   ==========   ========   ========    ==========

SIX MONTHS ENDED                 NPC        SPPC       TOTAL
JUNE 30, 2002                 ELECTRIC    ELECTRIC    ELECTRIC      GAS      OTHER    CONSOLIDATED
----------------              ---------   --------   ----------   -------   -------   ------------
Operating Revenues..........  $ 833,331   $421,838   $1,255,169   $80,666   $ 1,622    $1,337,457
                              =========   ========   ==========   =======   =======    ==========
Operating Income (Loss).....  $(230,597)  $  5,059   $ (225,538)  $ 5,057   $10,258    $ (210,223)
                              =========   ========   ==========   =======   =======    ==========

NOTE 8.  DISPOSAL AND IMPAIRMENT OF LONG-LIVED ASSETS

  E-THREE

     SPR's subsidiary, e-three, was organized in October 1996 to provide energy and other business solutions in commercial and industrial markets. SPR's subsidiary, e-three Custom Energy Solutions, LLC ("CES"), was formed in October 1998 for the purpose of selling and implementing energy-related performance contracts and the construction and operation of a chilled water cooling plant in the downtown area of Las Vegas supplying indoor air-cooling requirements for a number of businesses in its immediate vicinity.

     In keeping with management's strategy to focus on its core utility businesses, SPR began negotiations in the second quarter of 2003 to sell e-three and CES. Management is currently negotiating with a single buyer who is expected to purchase both companies for approximately $2.2 million. The sale is expected to be completed during the third quarter of 2003. Accordingly, as of June 30, 2003, e-three and CES are reported as discontinued operations and the consolidated financial statements for all periods presented in this report have been reclassified to report separately the assets, liabilities and operating results of the companies to be sold. Also, the expected pre-tax loss on the disposal of $8.9 million was recognized as of June 30, 2003. The operations of e-three and CES are included in the "Other" business segment.

     Assets and liabilities for the businesses to be disposed of, which have been adjusted as of June 30, 2003, based on the expected sales price, consist of the following (dollars in thousands):

                                                          JUNE 30, 2003   DECEMBER 31, 2002
                                                          -------------   -----------------
Investments and other property, net.....................     $1,778            $ 9,488
Cash and cash equivalents...............................        805              1,322
Accounts receivable.....................................        108                111
Materials and supplies..................................         93                492
Current assets -- Other.................................         53                 62
Goodwill................................................         --                470
Deferred federal income taxes...........................         --                731
Deferred charges -- Other...............................        141                186
                                                             ------            -------
                                                             $2,978            $12,862
                                                             ======            =======
Common shareholder's equity.............................     $2,180            $12,075
Long-term debt..........................................         --                 68
Accounts payable........................................        602                675
Accrued salaries and benefits...........................        161                 30
Deferred credits -- Other...............................         35                 14
                                                             ------            -------
                                                             $2,978            $12,862
                                                             ======            =======

  OTHER PROPERTY DISPOSALS

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

     On July 17, 2003, NPC sold a parcel of land located on Centennial Road in North Las Vegas, Nevada. NPC received cash proceeds of approximately $5.0 million for the property. The property had a carrying value of approximately $1.2 million. The transaction resulted in an approximate gain of $3.7 million, which will be recognized into revenue over a period of three years consistent with the accounting treatment directed by the PUCN.

     NPC is pursuing the sale of land parcels located on Flamingo Road from Koval Lane to Maryland Parkway, commonly known as "the Flamingo Corridor." These properties are presently under long-term leases with restaurants, convenience stores, gas stations, etc. On April 21, 2003 NPC provided notice to the tenants of the Flamingo Corridor properties of its intent to sell the properties at a public auction. Currently the auction is scheduled for mid-August 2003. The carrying value of the properties is approximately $0.9 million.

     On November 11, 2002, SPPC agreed to sell land located in Nevada County and Sierra County, California, commonly referred to as Independence Lake. The sale was subject to review by a third party who retained certain rights, including water rights, after the sale is completed. Also, the sales agreement included a due diligence review period of 180 days which allowed the buyer to review and accept a variety of matters agreed to by both parties. In April 2003, the buyer terminated the agreement during the review period as provided for in the agreement. The carrying value of the property is approximately $108,000. SPPC plans to sell the property and is engaged in discussion with potential buyers.

  SIERRA PACIFIC COMMUNICATIONS

     In light of the bankruptcy of Touch America Holdings and Sierra Touch America LLC, Sierra Pacific Communications (SPC) evaluated its business to determine whether the bankruptcy has caused an impairment of SPC's assets. SPC anticipates that the market for fiber optic cable and conduits will likely become significantly over-supplied and has recognized an impairment charge of $32.9 million during the second quarter of 2003. The asset impairment charge consisted of $14.7 million of fiber optic cable, conduits, and other related business equipment write-downs related to SPC's metropolitan area network assets, and $18.2 million in fiber optic cable, conduits, and other related business equipment write-downs of its long haul network assets.

     This evaluation was conducted in conformance with the guidelines of FASB 144, and also considered factors such as the anticipated liquidation of Sierra Touch America LLC assets, resulting significant changes in business climate and projected discounted cash flows from the assets.

     SPC evaluated its metropolitan area network assets using projected discounted cash flows. The evaluation factored the undiscounted cash flows from current and projected sales contracts and continued operating expenses over the approximate 18-year remaining life of the assets and then discounted those cash flows to the end of the current reporting period.

     SPC evaluated its long haul network assets based in part on a pending sale for a portion of the long haul network assets currently under construction and in part by prices for similar assets adjusted for the markets factors that resulted from the Touch America bankruptcy discussed above.

NOTE 9.  REGULATORY ACTIONS

  NEVADA POWER COMPANY 2002 DEFERRED ENERGY CASE

     On November 14, 2002, NPC filed an application with the PUCN seeking repayment for purchased fuel and power costs accumulated between October 1, 2001, and September 30, 2002, as required by law. The application sought to establish a rate to collect accumulated purchased fuel and power costs of $195.7 million, together with a carrying charge, over a period of not more than three years. The application also requested a reduction to the going-forward rate for energy, reflecting reduced wholesale energy costs. The combined effect of these two adjustments resulted in a request for an overall rate reduction of 6.3%.

     The decision on this case was issued May 13, 2003 and authorized the following:

     - recovery of $147.6 million, with a carrying charge, and a $48.1 million disallowance;

     - a three-year amortization of the balance commencing on May 19, 2003; and

     - a reduction in the Base Tariff Energy Rate (BTER) to an effective non-residential rate of $0.04322 per kWh, and an effective residential rate of $0.04186 per kWh.

     The new rates went into effect on May 19, 2003.

  NEVADA POWER COMPANY DEMAND REDUCTION PROGRAMS

     On November 14, 2002, NPC filed an application with the PUCN seeking recovery of expenses incurred in the implementation and operation of programs for energy conservation and load management. In the filing, NPC requested a one-year recovery of approximately $1.9 million. This would result in an average 0.12% increase in NPC's present rates. NPC asked for this increase to become effective simultaneously with the rate change to be ordered in its 2002 deferred energy case discussed above. The parties to the case subsequently negotiated a settlement agreement, which approved NPC's request for cost recovery with the exception of a nominal disallowance. The stipulation was approved at the agenda meeting held April 4, 2003. The rate change went into effect on May 19, 2003, coincident with the deferred energy rate change discussed above.

  SIERRA PACIFIC POWER COMPANY 2003 DEFERRED ENERGY CASE

     On January 14, 2003, SPPC filed an application with the PUCN, as required by law, seeking to clear deferred balances for purchased fuel and power costs accumulated between December 1, 2001 and November 30, 2002. The application sought to establish a rate to clear accumulated purchased fuel and power costs of $15.4 million and spread the cost recovery over a period of not more than three years. It also sought to recalculate the rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase request amounted to 0.01%. The interveners' testimony was received April 25, 2003, and included proposed disallowances from $34 million to $76 million. Prior to the hearing that was scheduled to begin on May 12, 2003, the parties negotiated a settlement agreement. The agreement included the following provisions:

     - A reduction in the current deferred energy balance of $45 million leaving a balance payable to customers of approximately $29.6 million.

     - A two-year amortization of the amount payable returning one third of the balance in the first year (approximately $9.9 million), and two thirds of the balance the second year (approximately $19.7 million).

     - Discontinue carrying charges on deferred energy balances that SPPC is already collecting from customers and on the $29.6 million amount payable as a result of the agreement.

     - Maintain the currently effective Base Tariff Energy Rate.

     - SPPC maintains the rights to claim the cost of terminated energy contracts in future deferred filings.

     - Parties agreed that with the $45 million reduction the remaining costs for purchasing fuel and power during the test year were prudently incurred and are just and reasonable.

     - SPPC and the Bureau of Consumer Protection agreed to file a motion to dismiss the civil lawsuits filed in relation to the 2001 SPPC deferred energy case.

     The agreement was approved by the PUCN at the agenda meeting held on May 19, 2003, and the new rates went into effect on June 1, 2003.

  SIERRA PACIFIC POWER COMPANY DEMAND REDUCTION PROGRAMS

     On January 14, 2003, SPPC filed an application with the PUCN seeking recovery of expenses incurred in the implementation and operation of programs for energy conservation and load management. In the filing, SPPC requested a one-year recovery of approximately $0.9 million, which would result in an average 0.12% increase in SPPC's rates. The parties to the case subsequently negotiated a settlement agreement, which called for complete recovery of the $0.9 million balance. The agreement, allowing recovery of the entire balance, was signed by all parties and approved at the PUCN's May 19, 2003 agenda meeting. Rates went into effect June 1, 2003, coincident with the deferred energy rate change discussed above.

NOTE 10.  DERIVATIVES AND HEDGING ACTIVITIES (SPR, NPC, SPPC)

     SPR, SPPC, and NPC apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and SFAS No.
149. As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change unless the derivative qualifies as an effective hedge.

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

     At June 30, 2003, the fair value of energy price risk related derivatives resulted in the recording of $61 million, $41 million and $20 million in risk management assets and $63 million, $33 million and $30 million in risk management liabilities in the Consolidated Balance Sheets of SPR, NPC and SPPC, respectively. Due to deferred energy accounting under which the Utilities operate, regulatory assets and liabilities are established to the extent that electricity and natural gas derivative gains and losses are recoverable or payable through future rates. Accordingly, at June 30, 2003, $42 million, $17 million and $25 million in net risk management regulatory assets were recorded in the Consolidated Balance Sheets of SPR, NPC, and SPPC, respectively. In addition, for the six months ended June 30, 2003, the unrealized gains and losses resulting from the change in the fair value of derivatives designated and qualifying as cash flow hedges for SPR, NPC, and SPPC were recorded in Other Comprehensive Income. Such amounts are reclassified into earnings when the related transactions are settled or terminate. $1.5 million relating to SPR's terminated interest rate swap was reclassified into earnings during the six months ended June 30, 2003.

     The effects of SFAS No. 133 on comprehensive income and the components thereof at June 30, 2003, and 2002, are as follows (in thousands):

                                                        SPR         NPC        SPPC
                                                     ---------   ---------   --------
Net Loss for the six months ended June 30, 2003....  $(189,918)  $ (37,438)  $(25,907)
Change in market value of risk management assets
  and liabilities as of June 30, 2003, net of taxes
  of $940, $70, and $33 respectively...............      1,746         130         61
                                                     ---------   ---------   --------
Total Comprehensive Loss for the six months ended
  June 30, 2003....................................  $(188,172)  $ (37,308)  $(25,846)
                                                     =========   =========   ========
Net Loss for the six months ended June 30, 2002....  $(347,398)  $(295,329)  $(24,957)
Change in market value of risk management assets
  and liabilities as of June 30, 2002, net of taxes
  of $1,135, ($57), and $91, respectively..........      2,108        (105)       169
                                                     ---------   ---------   --------
Total Comprehensive Loss for the six months ended
  June 30, 2002....................................  $(345,290)  $(295,434)  $(24,788)
                                                     =========   =========   ========

     In connection with SPR's issuance of its Convertible Notes, on February 14, 2003 (see Note 4, Long-Term Debt), the conversion option, which is treated as a cash-settled written-call option, was separated from the debt and accounted for separately as a derivative instrument in accordance with FASB's Emerging Issues Task Force Issue 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion". Upon issuance, the fair value of the option was recorded as a current liability in Other Current Liabilities. The change in the fair value is recognized in earnings in the period of the change.

     The fair value of the option is determined using closing stock prices, which were $5.94 as of June 30 and $3.18 as March 31, 2003, the strike price for conversion ($4.5628), a measurement for the volatility of the stock price and the time value of money. The option was valued at $179.7 million at June 30, 2003, resulting in an unrealized pre-tax loss of $123.5 million being recognized in earnings for the second quarter due to the change in the fair value of the conversion option. These unrealized pre-tax losses do not have an effect on cash flows. The value at March 31, 2003 was $56.2 million, and resulted in an unrealized pre-tax gain of $15.9 million during the first quarter.

     In the event SPR obtains shareholder approval to permit the Convertible Notes to be fully convertible into shares of common stock, Issue No. 00-19 of the Emerging Issues Task Force of the FASB ("EITF"), "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" provides for the recording of the fair value of the derivative in equity, if all of the other applicable provisions of EITF Issue No. 00-19 are met. Management believes that all such applicable provisions will be met. Accordingly, the fair value of the derivative on the date of the shareholder vote would be reclassified to equity. In addition, EITF Issue No. 00-19 indicates that subsequent changes in fair value should not be recognized as long as the derivative remains classified in equity and SPR would no longer mark this instrument to market. This would result in no unrealized gains or losses being recorded in earnings. The previous changes in fair value of the derivative instrument recorded in earnings would not be reversed.

     In the event SPR does not obtain shareholder approval to permit the Convertible Notes to be fully converted into shares of its common stock, the derivative will continue to be marked to market with the resulting unrealized gains or losses recorded in earnings in accordance with SFAS No. 133. The fair value of the conversion option derivative is determined using a pricing model that incorporates information and assumptions such as SPR's stock price, time to expiration, strike price, interest rates, and volatility. The use of different assumptions and variables in the model could have a significant impact on the valuation of the derivative.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

  ENVIRONMENTAL

  Nevada Power Company

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada in February 1998 against the owners (including NPC) of the Mohave Generation Station ("Mohave"), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association, later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court in October 1999. The consent decree, approved by the court in November 1999, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006 for the first and second units, respectively. The estimated cost of new controls is $1.1 billion. As a 14% owner in Mohave, NPC's cost could be $154 million.

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

     NPC is currently evaluating and analyzing all of its options with regard to the Mohave project. In July, NPC filed an Integrated Resource Plan with the PUCN, which assumes that the Plant will be unavailable after December 31, 2005.

     In May 1997, the Nevada Division of Environmental Protection (NDEP) ordered NPC to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The NDEP order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds had degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This order also required NPC to submit a Site Characterization Plan to NDEP to ascertain impacts. This plan has been approved by NDEP. NDEP is expected to identify remediation requirements of contaminated groundwater resulting from these evaporation ponds by September 2003. New pond construction and lining costs are estimated to cost approximately $25 million, of which, $17 million is expected to be spent by the end of 2003.

     At the Reid Gardner Station, the NDEP has determined that there is additional groundwater contamination that resulted from oil spills at the facility. NDEP has required NPC to submit a corrective action plan. The extent of contamination has been determined and remediation is occurring at a modest rate. A hydro-geologic evaluation of the current remediation was completed, and a dual phase extraction remediation system, which has been approved by NDEP, with construction expected to begin in August 2003 at an estimated cost of $150,000.

     In July 2000, NPC received a request from the EPA for information to determine the compliance of certain generation facilities at NPC's Clark Station with the applicable State Implementation Plan. In November 2000, NPC and Clark County Health District entered into a Corrective Action Order requiring, among other steps, capital expenditures at the Clark Station totaling approximately $3 million. In March 2001, the EPA issued an additional request for information that could result in remediation beyond that specified in the November 2000 Corrective Action Order. If the EPA requires remediation, capital expenditures and temporary outages of four of Clark Station's generation units could be required. Additionally, depending on the time of year that the compliance activity and corresponding generation outage would occur, the incremental cost to purchase replacement energy could be substantial. To date, EPA has not issued additional requests for further information.

     NEICO, a wholly owned subsidiary of NPC, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of $4.8 million with the Utah Division of Oil and Gas Mining. The property was under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was terminated and NEICO took title to the escrow funds. The property is currently leased with the intention to reclaim coal fines with subsequent revenues and reduction to the reclamation bond. However, due to lack of financial performance the current lessee has been notified of NEICO's intent to terminate the lease.

  Sierra Pacific Power Company

     In September 1994, Region VII of the EPA notified SPPC that it was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCB's) by PCB Treatment, Inc., in two buildings, one located in Kansas City, Kansas and the other in Kansas City, Missouri (the Sites). Prior to 1994, SPPC sent PCB contaminated material to PCB Treatment, Inc. for disposal. Certificates of disposal were issued to SPPC by PCB Treatment, Inc.; however, the contaminated material was not disposed of, but remained on-site. A number of the largest PRP's formed a steering committee, which is chaired by SPPC. The steering committee has completed its site investigations and the EPA has determined that the Sites should be remediated by removing the buildings to the appropriate landfills. The EPA has issued an administrative order on consent requiring the steering committee to oversee the performance of the work. SPPC has recorded a preliminary liability for the Sites of $650,000 of which approximately $136,000 has been spent through June 30, 2003. The steering committee is obtaining cost estimates for removal of the buildings. Once these costs have been determined, SPPC will be in a better position to estimate and revise, if necessary, its recorded liability for the Sites.

  Lands of Sierra

     LOS, a wholly owned subsidiary of SPR, owns property in North Lake Tahoe, California, which is leased to independent condominium owners. The property has both soil and groundwater petroleum contamination resulting from an underground fuel tank that has been removed from the property. Additional contamination from a third party fuel tank on the property has also been identified and is undergoing remediation. On February 3, 2003, the Lahontan Regional Water Quality Control Board re-opened closure of this property. By October 1, 2003, SPR expects to have completed the evaluation of alternative remediation technologies and their effectiveness in reducing contamination at this site. An application for closure will be re-submitted at that time. Additional remediation costs are expected to be approximately $100,000.

  LITIGATION CONTINGENCIES

  Nevada Power Company and Sierra Pacific Power Company

     Enron Power Marketing (Enron) filed a complaint with the United States Bankruptcy Court for the Southern District of New York seeking to recover approximately $216 million and $93 million against NPC and SPPC, respectively, for liquidated damages for power supply contracts terminated by Enron in May 2002 and for power previously delivered to the Utilities. The Utilities have denied liability on numerous grounds, including deceit and misrepresentation in the inducement (including, but not limited to, misrepresentation as to Enron's ability to perform) and fraud, unfair trade practices and market manipulation. The Utilities filed motions to dismiss for lack of jurisdiction and/or for a stay of all proceedings pending the actions of the Utilities' proceedings under
Section 206 of the Federal Power Act at the FERC. The Utilities have also filed proofs of claims and counterclaims against Enron, for the full amount of the approximately $300 million claimed to be owed and additional damages, as well as for unspecified damages to be determined during the case as a result of acts and omissions of Enron in manipulating the power markets, wrongful termination of its transactions with the Utilities, and fraudulent inducement to enter into transactions with Enron, among other issues.

     On December 19, 2002, the bankruptcy judge granted Enron's motion for partial summary judgment on Enron's claim for $17.7 million and $6.7 million, respectively, for energy delivered by Enron in April 2002, for which NPC and SPPC did not pay. The court ordered this money to be deposited into an escrow account not subject to claims of Enron's creditors and subject to refund depending on the outcome of the Utilities' FERC cases on the merits. The Utilities made the deposit as required. The bankruptcy court denied the Utilities' motion to stay the proceeding pending the outcome of the Utilities'
Section 206 case at the FERC and denied the Utilities' motion to dismiss for lack of jurisdiction as to Enron's claims for power previously delivered to the Utilities. The court stated that it would rule in due course on Enron's motion for partial summary judgment to require NPC and SPPC to post $200 million and $87 million, respectively, pending the outcome of the case on the merits, and for judgment on the merits on Enron's liquidated damage claim (contract price less market price on the date of termination) relating to power it did not deliver under contracts terminated by Enron in May 2002. The court took under advisement the Utilities' motion to stay or dismiss Enron's claim for liquidated damages relating to the undelivered power.

On April 3, 2003, the court heard arguments regarding Enron's motion to dismiss the Utilities' counterclaims against Enron for unspecified damages to be determined during the case, but did not rule on this matter nor did it indicate when a decision on this matter can be expected.

     On June 26, 2003, FERC issued three orders of consequence to this litigation. First, FERC denied the Utilities' request to modify the contract rates, for contracts entered into with Enron and certain other power suppliers during the western U.S. utility crisis, to a level reflecting a just and reasonable price in a competitive market. In doing so, however, FERC denied Enron's request that its order in this case be deemed final and conclusive as to any and all other challenges to the enforceability of the contracts or to the lawful contract rate based on Enron's fraud and manipulation of the markets. FERC indicated that it would reserve judgment on any such challenge until it heard the evidence on the challenge. Second, FERC issued an order immediately revoking Enron's market based rate authority based on fraud and manipulation of the markets. Third, FERC issued an order to show cause Concerning Gaming and/or Anomalous Market Behavior on the part of Enron and others and directing submission of information indicating why Enron and others should not be required to disgorge profits from January 1, 2000, forward. Based on these orders, the Utilities filed a motion in July 2003 to amend their first amended complaint and counterclaim to allege facts consistent with the FERC orders that Enron was not entitled to relief on its claims against the companies but rather should be required to pay damages against the companies for losses sustained throughout the western energy crisis for which Enron was in part responsible. The Utilities also filed a supplement to their opposition to Enron's motion for summary judgment including all of the facts of fraud and manipulation of the markets as found by FERC in its June 26, 2003, orders as well as the criminal indictments and complaints against Enron's former chief financial officer and others engaged in trading operations for Enron. Enron filed oppositions to the motions to amend the amended complaint and counterclaims and an opposition to supplement the Utilities' opposition to Enron's motion for summary judgment. On August 7, 2003, the Bankruptcy Court heard oral arguments from the parties on the motions. The bankruptcy judge has not indicated when a decision may be expected. The Utilities are unable to predict the outcome of these motions. The United States District Court for the Southern District of New York has also denied the Utilities' motion to withdraw reference of the matter to the bankruptcy court without prejudice.

     The Bankruptcy Court currently has under submission (1) Enron's motion to dismiss the Utilities' counterclaims, (2) Enron's motion for partial summary judgment regarding the amounts alleged to be due for undelivered power and the posting of collateral for undelivered power, (3) the Utilities' motion to dismiss or stay proceeding on Enron's claims relating to delivered power and (4) the Utilities' motion to amend their first amended complaint and counterclaim to allege facts consistent with the FERC orders that Enron was not entitled to relief on its claims against the companies. A decision adverse to the Utilities on Enron's motion for partial summary judgment, or an adverse decision in the lawsuit with respect to liability as to Enron's claims on the merits for undelivered power, would have a material adverse effect on SPR's and the Utilities' financial condition and liquidity, and could make it difficult for one or more of SPR, NPC or SPPC to continue to operate outside of bankruptcy.

  Nevada Power Company

     In June 2003, El Paso Merchant Energy demanded mediation of its claim for a termination payment arising out of El Paso's September 25, 2002 termination of all executory purchase power contracts between NPC and El Paso. El Paso claims that under the terms of the contracts, NPC owes El Paso approximately $39 million representing the difference between the contract price and the market price for power to be delivered under all the terminated contracts and the amount remaining unpaid under the contracts for power delivered between May 2002 and October 2002. NPC claims that El Paso owes NPC an amount up to approximately $162 million for undelivered power representing the difference between the replacement price or market price for power to be delivered under all the executory contracts and the contract price for that power. The mediation was unsuccessful, and on July 25, 2003, NPC commenced an action against El

Paso Merchant Energy and several of its affiliates in the Federal District Court for the District of Nevada for damages resulting from breach of these purchase power contracts.

     On May 3, 2002 and July 3, 2002, respectively, Reliant Resources (Reliant) and IDACORP Energy, L.P. (Idaho) terminated their power deliveries to NPC. On May 20, 2002 and July 30, 2002, Reliant and Idaho asserted claims for $25.6 million and $8.9 million, respectively, under the Western System Power Pool Agreement (WSPP) for liquidated damages under energy contracts that each company terminated before the delivery dates of the power. Such claims are subject to mandatory mediation and, in some cases, arbitration under the contracts. Disputes between Idaho and Reliant were both mediated to conclusion without reaching a settlement. In May 2003, Idaho filed suit against NPC in Idaho state court claiming damages in the approximate amount of $8.9 million dollars. NPC has moved to dismiss the complaint on jurisdictional grounds and filed its own action in Nevada for declaratory relief claiming that it does not owe Idaho any money under the terminated contracts. The actions are currently in the pleading stage. NPC continues to have discussions with Reliant on a broad range of issues including whether any money is owed Reliant under the purchased power contracts. Neither party has filed any action arising out of this dispute.

     On September 5, 2002, Morgan Stanley Capital Group (MSCG) initiated an arbitration pursuant to the arbitration provisions in various power supply contracts terminated by MSCG in April 2002. In the arbitration, MSCG requested that the arbitrator compel NPC to pay MSCG $25 million pending the outcome of any dispute regarding the amount owed under the contracts. NPC claimed that nothing is owed under the contracts on various grounds, including breach by MSCG in terminating the contracts, and further, that the arbitrator does not have jurisdiction over NPC's contract claims and defenses. In March 2003, the arbitrator overseeing the arbitration proceedings dismissed MSCG's demand for arbitration and agreed that the issues raised by MSCG were not calculation issues subject to arbitration and that NPC's contract defenses were likewise not arbitrable.

     NPC has since filed a complaint for declaratory relief in the U.S. District Court for the District of Nevada asking the Court to declare that NPC is not liable for any damages as a result of MSCG's termination of its power supply contracts. On April 17, 2003, MSCG answered the complaint and filed a counterclaim against NPC at the FERC alleging non-payment of the termination payment in the amount of $25 million. NPC filed a motion to intervene in the FERC action commenced by MSCG. NPC is unable to predict the outcome of these proceedings.

     In connection with claims by their terminated energy suppliers, the Utilities have established reserves, included in their Condensed Consolidated Balance Sheets in "Contract termination reserves," of approximately $235 million and $87 as of June 30, 2003, for NPC and SPPC, respectively. Also, pursuant to the deferred energy accounting provisions of AB 369, NPC and SPPC added approximately $238 million and $82 million, respectively, to their deferred energy balances for recovery in rates in future periods associated with terminated supplier claims.

NOTE 12.  SUBSEQUENT EVENTS

     See Notes 1, 3, and 8 for discussion of events occurring after June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), or Sierra Pacific Power Company (SPPC) to differ materially from those contemplated in any forward-looking statement include, among others, the following:

          (1) unfavorable rulings in rate cases to be filed by NPC and SPPC (the Utilities) with the Public Utilities Commission of Nevada (PUCN), including the periodic applications to recover costs for fuel and purchased power that have been recorded by the Utilities in their deferred energy accounts, and deferred natural gas recorded by SPPC for its gas distribution business;

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

          (4) whether suppliers, such as Enron, which have terminated their power supply contracts with NPC and/or SPPC will be successful in pursuing their claims against the Utilities for liquidated damages under their power supply contracts, and whether Enron will be successful in its lawsuit against NPC and SPPC;

          (5) whether the PUCN will issue favorable orders in a timely manner to permit the Utilities to borrow money and issue additional securities to finance the Utilities' operations and to purchase power and fuel necessary to serve their respective customers and to repay maturing debt;

          (6) whether SPR, NPC, and SPPC will be able to maintain sufficient stability with respect to their liquidity and relationships with suppliers to be able to continue to operate outside of bankruptcy;

          (7) whether current suppliers of purchased power, natural gas, or fuel to NPC or SPPC will continue to do business with NPC or SPPC or will terminate their contracts and whether NPC or SPPC will have sufficient liquidity to pay its respective power requirements if their current suppliers continue to require the Utilities to make pre-payments or more frequent payments on their power purchases;

          (8) whether the Utilities will need to purchase additional power on the spot market to meet unanticipated power demands (for example, due to unseasonably hot weather) and whether suppliers will be willing to sell such power to the Utilities in light of their weakened financial condition;

          (9) whether SPPC will be successful in obtaining PUCN approval to recover the costs of the gasifier facility at the Pinon Pine Power Project in a future general rate case;

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

          (12) the final outcome of NPC's pending lawsuit in Nevada state court seeking to reverse portions of the PUCN's 2002 order denying the recovery of NPC's deferred energy costs;

          (13) whether the Utilities will be able, either through Federal Energy Regulatory Commission (FERC) proceedings or negotiation, to obtain lower prices on the long-term purchased power contracts that they entered into during 2000 and 2001 that are priced above current market prices for electricity;

          (14) the effect that any future terrorist attacks, wars, threats of war, or epidemics may have on the tourism and gaming industries in Nevada, particularly in Las Vegas, as well as on the economy in general;

          (15) unseasonable weather and other natural phenomena which, in addition to impacting the Utilities' customers' demand for power, can have potentially serious impacts on the Utilities' ability to procure adequate supplies of fuel or purchased power to serve their respective customers and on the cost of procuring such supplies;

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

          (19) changes in the business or power demands of the Utilities' major customers, including those engaged in gold mining or gaming, which may result in changes in the demand for services of the Utilities, including the effect on the Nevada gaming industry of the opening of additional Indian gaming establishments in California and other states;

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

     Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPR, NPC and SPPC assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

                          CRITICAL ACCOUNTING POLICIES

     The following items represent critical accounting policies that under different conditions or using different assumptions could have a material effect on the financial position and results of operations of SPR and the Utilities:

REGULATORY ACCOUNTING

     The Utilities' rates are currently subject to the approval of the PUCN and, in the case of SPPC, they are also subject to the approval of California Public Utility Commission (CPUC) and are designed to recover the cost of providing generation, transmission and distribution services. As a result, the Utilities qualify for the application of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," issued by the Financial Accounting Standards Board (FASB). This statement recognizes that the rate actions of a regulator can provide reasonable assurance of the existence of an asset and requires the capitalization of incurred costs that would otherwise be charged to expense where it is probable that future revenue will be provided to recover these costs. SFAS No. 71 prescribes the method to be used to record the financial transactions of a regulated entity. The criteria for applying SFAS No. 71 include the following: (i) rates are set by an independent third party regulator, (ii) approved rates are intended to recover the specific costs of the regulated products or services, and (iii) rates that are set at levels that will recover costs can be charged to and collected from customers.

     Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered through future rates collected from customers. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred. Management regularly assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes and the status of any pending or potential deregulation legislation. Although current rates do not include the recovery of all existing regulatory assets as discussed further below and in Note 1 in Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Report on Form 10-K for the year ended December 31, 2002, management believes the existing regulatory assets are probable of recovery. This determination reflects the current political and regulatory climate in the state, and is subject to change in the future. If future recovery of costs ceases to be probable, the write-off of regulatory assets would be required to be recognized as a charge or expensed in current period earnings.

     Regulatory Accounting affects other Critical Accounting Policies, including Deferred Energy Accounting, Accounting for Goodwill and Merger Costs, Accounting for Generation Divestiture Costs, Impairment of Long-Lived Assets, and Accounting for Derivatives and Hedging Activities, all of which are discussed immediately below.

 DEFERRED ENERGY ACCOUNTING

     On April 18, 2001, the Governor of Nevada signed into law Assembly Bill 369 (AB 369). The provisions of AB 369 include, among others, a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. In accordance with the provisions of SFAS No. 71, the Utilities implemented deferred energy accounting on March 1, 2001, for their respective electric operations. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the statement of operations but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods, subject to PUCN review. AB 369 provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power "that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility." In reference to deferred energy accounting, AB 369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity, and to purchase energy. The Utilities also record, and are eligible under the statute to recover, a carrying charge on such deferred balances.

     The Utilities are exposed to commodity price risk primarily related to changes in the market price of electricity as well as changes in fuel costs incurred to generate electricity. See Energy Supply in SPR's, NPC's, and SPPC's Annual Report on Form 10-K for the year ended December 31, 2002, for a discussion of the Utilities' purchased power procurement strategies, and Commodity Price Risk in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002, for a discussion of the Utilities' commodity risk management program. As discussed above, deferred energy accounting facilitates the recovery of costs incurred to procure fuel and purchased power for SPPC and NPC.

     As described in more detail under Regulation and Rate Proceedings, Nevada Matters, Nevada Power Company 2001 Deferred Energy Case, in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002, on November 30, 2001, NPC filed an application with the PUCN seeking to establish a Deferred Energy Accounting Adjustment (DEAA) rate to clear deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and September 30, 2001. The application sought to establish a rate to clear accumulated purchased fuel and power costs of $922 million and spread the cost recovery over a period of not more than three years. On March 29, 2002, the PUCN issued its decision on the deferred energy application, disallowing $434 million of deferred purchased fuel and power costs, and allowing NPC to collect the remaining $478 million over three years beginning April 1, 2002. As a result of this disallowance, NPC wrote off $465 million of deferred energy costs and related carrying charges, the two major national rating agencies immediately downgraded the credit rating on SPR's, NPC's and SPPC's debt securities (followed by further downgrades late in April 2002), and the market price of SPR's common stock fell substantially.

     On November 14, 2002, NPC filed an application with the PUCN seeking to clear deferred balances of $195.7 million for purchased fuel and power costs accumulated between October 1, 2001, and September 30, 2002, and to spread the recovery of the deferred costs, together with a carrying charge, over a period of not more than three years. On May 12, 2003, the PUCN issued its decision on NPC's deferred energy application, disallowing $48.1 million of deferred purchased fuel and power and related carrying costs, and allowing NPC to collect the remaining $147.6 million over three years beginning May 19, 2003. As a result of this decision, NPC wrote off $48.1 million of disallowed deferred energy costs and related carrying charges in May 2003.

     As described in more detail under Regulation and Rate Proceedings, Nevada Matters, Sierra Pacific Power Company 2002 Deferred Energy Case, in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002, SPPC filed an application with the PUCN seeking to establish a DEAA rate to clear its deferred balances for purchased fuel and power costs accumulated between March 1, 2001 and November 30, 2001. The application sought to establish a rate to clear accumulated purchased fuel and power costs of $205 million and spread the cost recovery over a period of not more than three years. On May 28, 2002, the PUCN issued its decision on SPPC's deferred energy application, disallowing $53 million of deferred purchased fuel and power costs, and allowing SPPC to collect the remaining $150 million over three years beginning June 1, 2002. As a result of this decision, SPPC wrote off $58 million of disallowed deferred energy costs and related carrying charges in the second quarter of 2002.

     On January 14, 2003, SPPC filed an application with the PUCN that sought to clear deferred balances of $15.4 million for purchased fuel and power costs accumulated between December 1, 2001, and November 30, 2002. The application sought to establish a DEAA rate to repay accumulated purchased fuel and power costs of $15.4 million and spread the cost recovery over a period of not more than three years. On May 19, 2003, the PUCN approved a stipulated agreement between SPPC and the staff of the PUCN and others that resulted in a rate decrease of $9.9 million beginning June 1, 2003, and a rate decrease of $19.7 million beginning June 1, 2004. As a result of the agreement, SPPC reduced its deferred energy balance by $45 million, from a balance of approximately $15.4 million collectible from customers to a balance of approximately $29.6 million payable to customers. This resulted in a write off of $45 million in May 2003.

     Both Utilities have continued to be entitled under AB 369 to utilize deferred energy accounting for their electric operations. Because of contracts entered into during the Western energy crisis in 2001 to assure adequate supplies of electricity for their customers, the Utilities incurred fuel and purchased power costs in excess of amounts they were permitted to recover in current rates. As a result, during 2002, both Utilities continued to accumulate amounts in their deferral of energy costs accounts.

     If not for deferred energy accounting during 2003 and 2002, SPR's, NPC's and SPPC's results of operations, financial condition, liquidity and capital resources would have been significantly different. For example, without the deferred energy accounting provisions of AB 369, the reported purchased power and fuel costs of SPR, NPC, and SPPC for the three months ended June 30, 2003, would have decreased (net of income tax) by approximately $12.1 million, $7.4 million and $4.7 million, respectively, and for the six months ended June 30, 2003, purchased power and fuel costs would have decreased by $66.9 million, $54.8 million, and $12.1 respectively. Without deferred energy accounting the reported interest accrued on deferred energy for the three months ended June 30, 2003, by SPR, NPC, and SPPC, would have decreased (net of income tax) by approximately $4.3 million, $3.4 million, and $0.9 million, respectively, and would have decreased by $9.2 million, $7.1 million and $2.1 million, respectively, for the six months ended June 30, 2003. Similarly, without the deferred energy accounting provisions of AB 369, the reported purchased power and fuel costs of SPR, NPC, and SPPC for the three ended June 30, 2002, would have increased (net of income tax) by approximately $164.8 million, $120.4 million, $44.4 million, respectively, and would have increased for the six months ended June 30, 2002 by $174.0 million, $126.6 million, and $47.4 million, respectively. Reported interest accrued on deferred energy costs of SPR, NPC, and SPPC would have decreased/(increased) for the three months ended June, 30, 2002 (net of income tax) by approximately $23.6 million, $25.3 million and $(1.7) million, respectively, and interest accrued on deferred energy costs for the six months ended June 30, 2002, would have increased by $20.1 million, $18.1 million, and $2.1 million, respectively. The effects of AB 369 on 2003 and 2002 purchased power and fuel costs and interest accrued on deferred energy costs discussed above exclude the write-offs during both years pursuant to PUCN decisions discussed earlier.

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

     Costs deferred as a result of the PUCN order were $331.2 million of goodwill and $63.0 million in other merger costs as of June 30, 2003. The deferred other merger costs consist of $41.1 million of transaction and transition costs and $21.9 million of employee separation costs. Employee separation costs were comprised of $17.4 million of employee severance, relocation and related costs, and $4.5 million of pension and post-retirement benefits net of plan curtailment gains.

     The extent to which goodwill and merger costs will be recovered in future revenues and the timing of those recoveries is expected to be determined in general rate cases that will be filed in the third and fourth quarters of 2003 by NPC and SPPC, respectively. To the extent that the Utilities are not permitted to recover any portion of goodwill in future rates, the amount not recoverable will be reviewed for impairment and accounted for under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". A significant disallowance of goodwill or merger costs by the PUCN would have a material adverse effect on the future financial position, results of operations and cash flows of SPR, NPC, and SPPC.

 ACCOUNTING FOR GENERATION DIVESTITURE COSTS

     As a condition to its approval of the merger between SPR and NPC, the Utilities filed, and in February 2000 the PUCN approved, a revised Divestiture Plan stipulation for the sale of the Utilities' generation assets. In May 2000, an agreement was announced for the sale of NPC's 14% undivided interest in the Mohave Generating Station (Mohave). In the fourth quarter of 2000, the Utilities announced agreements to sell six additional bundles of generation assets described in the approved Divestiture Plan. The sales were subject to approval and review by various regulatory agencies.

     AB 369, which was signed into law on April 18, 2001, prohibits until July 2003 the sale of generation assets and directs the PUCN to vacate any of its orders that had previously approved generation divestiture transactions. In January 2001, California enacted a law that prohibits until 2006 any further divestiture of generation properties by California utilities, including SPPC, and could also affect any sale of NPC's interest in Mohave after July 2003 since the majority owner of that project is Southern California Edison. SPPC's request for an exemption from the requirements of a separate California law requiring approval of the CPUC to divest its plants was denied. In September 2002, the California Legislature approved an exemption to AB 6, which had prevented private utilities from selling any power plants that provide energy to California customers until 2006. The exemption allows SPPC to complete the sale of the hydroelectric units to TMWA subject to review and approval of the sale by the CPUC.

     The sales agreements for the six bundles provided that they would terminate eighteen months after their execution, and all of the agreements have now terminated in accordance with their respective provisions. As of June 30, 2003, NPC and SPPC had incurred costs, including carrying charges, of approximately $21.0 million and $12.7 million, respectively, in order to prepare for the sale of generation assets. In the fourth quarter of 2001, each Utility requested recovery of its respective costs in its application for a general rate increase filed with the PUCN. In 2002, the PUCN delayed recovery of divestiture costs to future rate case requests but did grant a carrying charge on the costs until such time as recovery is allowed. To the extent that the Utilities are not permitted to recover any portion of these costs in future rates, the disallowed costs and related carrying charges would be required to be written off in current period earnings.

DISPOSAL OF AND IMPAIRMENT OF LONG-LIVED ASSETS

     SPR and the Utilities evaluate their Utility Plant and definite-lived tangible assets for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset (without interest charges that will be recognized as expenses when incurred) is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

 SIERRA PACIFIC COMMUNICATIONS

     As discussed in Note 8 -- Disposal and Impairment of Long-Lived Assets, Sierra Pacific Communication (SPC) operates its telecommunication business in two segments, Metropolitan Area Network and Long Haul Fiber Network. SPC evaluated the assets of its business as of June 30, 2003 as a result of market conditions created by the bankruptcy of Touch America. This event substantially deteriorated the telecommunications market in the areas where SPC operates it long haul fiber assets and SPC anticipates the market for fiber optic cable and conduits will likely become significantly over-supplied and has caused Sierra Pacific Communications to test for and as result recognize an impairment charge. Estimates underlying the asset impairment are significant in determining the impairment charge. The assumptions underlying the calculation of the undiscounted future cash flows used to evaluate the impairment, including projected revenues and expenses and the discount rate used to present value future cash flows materially effect the amount of the impairment charge. In estimating undiscounted future cash flows for its long haul fiber assets SPC used prices for similar assets sales adjusted for the markets factors that resulted from the Touch America bankruptcy discussed above. To estimate the undiscounted cash flows from the metropolitan area network assets, SPC used revenues from current and projected sales contracts and continued operating expenses over the approximate 18-year remaining life of the assets. Any difference from the assumptions used could materially change the results of the asset impairment charge as recognized in the current period.

 PINON PINE

     As discussed in more detail in Note 21, Pinon Pine, of Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002, SPPC owns a combined cycle generation facility, a post-gasification facility, and, through its wholly owned subsidiaries, owns a gasifier that are collectively referred to as the Pinon Pine Power Project (Pinon Pine). Construction of Pinon Pine was completed in June 1998. Included in the Condensed Consolidated Balance Sheets of SPR and SPPC is the net book value of the gasifier and related assets, which is approximately $98 million as of June 30, 2003.

     To date, SPPC has not been successful in obtaining sustained operation of the gasifier. In 2001 SPPC retained an independent engineering consulting firm to complete a comprehensive study of the Pinon Pine gasification plant. After evaluating the options presented in the draft report, SPPC decided not to pursue modifications intended to make the facility operational and intends to seek recovery, net of salvage, through regulated rates in its next general rate case based, in part, on the PUCN's approval of Pinon Pine as a demonstration project in an earlier resource plan. However, if SPPC is unsuccessful in obtaining recovery, there could be a material adverse effect on SPPC's and SPR's financial position, results of operations and cash flows.

 MOHAVE

     As discussed in more detail in Note 11, Commitments and Contingencies, Environmental, NPC owns a 14% interest in the Mohave Generating Station located in Laughlin, Nevada. Included in the Condensed Consolidated Balance Sheets of SPR and NPC is the net book value of NPC's share of the Mohave facility, which is approximately $36.1 million as of June 30, 2003.

     Due to a lack of progress in negotiations with the parties to resolve several coal and water supply issues, Southern California Edison's (SCE), the operating partner, filed an application with the California Public Utility Commission (CPUC) to determine whether it is in the public interest to continue operation of the Mohave facility beyond 2005. Also, SCE and the other Mohave co-owners have been prevented from commencing the installation of extensive pollution control equipment that must be put in place if Mohave's operations are extended past 2005 due to the uncertainty over the coal supply and water issues.

     NPC is currently evaluating and analyzing all of its options with regard to the Mohave coal and water supply issues and the compliance with the environmental consent decree approved in November 1999. NPC intends to seek recovery, net of salvage, through regulated rates in its next general rate case. However, if NPC is unsuccessful in obtaining recovery, there could be an adverse effect on NPC's and SPR's financial position, results of operations and cash flows.

 E-THREE AND E-THREE CUSTOM ENERGY SOLUTIONS

     SPR's subsidiary, e-three, was organized in October 1996 to provide energy and other business solutions in commercial and industrial markets. SPR's subsidiary, e-three Custom Energy Solutions, LLC (CES), was formed in October 1998 for the purpose of selling and implementing energy-related performance contracts and the construction and operation of a chilled water cooling plant in the downtown area of Las Vegas supplying indoor air-cooling requirements for a number of businesses in its immediate vicinity.

     In keeping with management's strategy to focus on its core utility businesses, SPR began negotiations in the second quarter of 2003 to sell e-three and CES. Management is currently negotiating with a single buyer who is expected to purchase both companies for approximately $2.2 million. The sale is expected to be completed during the third quarter of 2003. Accordingly, as of June 30, 2003, e-three and CES are reported as discontinued operations and the consolidated financial statements for all periods presented in this report have been reclassified to report separately the assets, liabilities and operating results of the companies. Based on the expected selling price, a pre-tax loss on the disposal of $8.9 million was recognized as of June 30, 2003. To the extent the final sales price differs from $2.2 million, the loss on disposal will be adjusted accordingly.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

     SPR, SPPC, and NPC apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

 FUEL AND PURCHASED POWER CONTRACTS

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

     The fair values of the forward contracts and swaps are determined based on quotes obtained from independent brokers and exchanges. The fair values of options are determined using a pricing model that incorporates assumptions such as the underlying commodity's forward price curve, time to expiration, strike price, interest rates, and volatility. The use of different assumptions and variables in the model could have a significant impact on the valuation of the instruments.

 DEBT CONVERSION OPTION

     In connection with SPR's issuance of its Convertible Notes (see Note 4, Long-Term Debt), the conversion option, which is treated as a cash-settled written call option, was separated from the debt and accounted for separately as a derivative instrument.

     Until SPR has obtained shareholder approval to permit the Convertible Notes to be fully convertible into shares of common stock, holders of the Convertible Notes will be entitled to receive 76.7073 shares of common stock and a remaining portion in cash, based on the average closing price of SPR's common stock over five consecutive trading days, for each $1,000 principal amount of notes surrendered for conversion. Because the conversion of the option presently cannot be entirely settled with shares of common stock, the fair market value of the derivative is recorded as a liability with changes in the fair value of the derivative reported in earnings in the period of the change. SPR has scheduled a special meeting of the stockholders to be held on August 11, 2003.

     In the event SPR obtains shareholder approval to permit the Convertible Notes to be fully converted into shares of common stock, Issue No. 00-19 of the Emerging Issues Task Force of the FASB (EITF), "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" provides for the recording of the fair value of the derivative in equity, if all of the other applicable provisions of EITF Issue No. 00-19 are met. Management believes that all such applicable provisions will be met. Accordingly, the fair value of the derivative on the date of the shareholder vote would be reclassified to equity. In addition, EITF Issue No. 00-19 indicates that subsequent changes in fair value should not be recognized as long as the derivative remains classified in equity and SPR would no longer mark this instrument to market. This would result in no unrealized gains or losses being recorded in earnings. The previous changes in fair value of the derivative instrument recorded in earnings would not be reversed.

     In the event SPR does not obtain shareholder approval to permit the Convertible Notes to be fully converted into shares of its common stock, the derivative will continue to be marked to market with the resulting unrealized gains or losses recorded in earnings in accordance with SFAS No. 133. The fair value of the conversion option derivative is determined using a pricing model that incorporates information and assumptions such as SPR's stock price, time to expiration, strike price, interest rates, and volatility. The use of different assumptions and variables in the model could have a significant impact on the valuation of the derivative.

     Based on the closing price of SPR's common stock at June 30, 2003 of $5.94, the fair value of the conversion option was determined to be approximately $180 million at June 30, 2003 and as a result, SPR recorded unrealized losses in earnings of approximately $123.5 million and $107.5 million for three and six month periods ended June 30, 2003, respectively. Assuming no change in the other variables, a $1.00 change in the closing price of SPR's stock to $4.94 or $6.94 would have resulted in a fair value of approximately $128 million and $234 million, respectively, and unrealized losses for the three months ended June 30, 2003 of approximately $72 million and $178 million, respectively, and unrealized losses for the six months ended June 30, 2003 of approximately $56 million and $161 million, respectively.

     Similarly, changes in the market price of SPR's common stock can have a significant impact on the amount of cash payable upon conversion of the Convertible Notes. At an assumed five-day average closing price of $5.94 per share (based on the last reported sale price of SPR's common stock on July 30, 2003), the total amount of the cash payable on conversion of the Convertible Notes would be approximately $254 million. The amount of cash payable on conversion of the Convertible Notes would increase or decrease approximately $43 million to $297 million and $211 million, respectively based on a $1.00 change in the average closing price of SPR's common stock.

 OTHER DERIVATIVES

     SPR and the Utilities have other non-energy related derivative instruments. The changes in fair values of these non-energy related derivatives are reported in Other comprehensive income until the related transactions are settled or terminate, at which time the amounts are reclassified into earnings.

ENVIRONMENTAL CONTINGENCIES

     SPR and its subsidiaries are subject to federal, state and local regulations governing air and water quality, hazardous and solid waste, land use and other environmental considerations. Nevada's Utility Environmental Protection Act requires approval of the PUCN prior to construction of major utility, generation or transmission facilities. The United States Environmental Protection Agency (EPA), Nevada Division of Environmental Protection (NDEP), and Clark County Health District (CCHD) administer regulations involving air and water quality, solid, hazardous and toxic waste.

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

     Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements discusses the environmental matters of SPR and its subsidiaries that have been identified, and the estimated financial effect of those matters. To the extent that (1) actual results differ from the estimated financial effects, (2) there are environmental matters not yet identified for which SPR or its subsidiaries are determined to be responsible, or (3) the Utilities are unable to recover through future rates the costs to remediate such environmental matters, there could be a material adverse effect on the financial condition and future liquidity and results of operations of SPR and its subsidiaries.

LITIGATION CONTINGENCIES

     Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements discusses the significant legal matters of SPR and its subsidiaries. As described in Note 11, NPC and SPPC established reserves, included in their Condensed Consolidated Balance Sheets as "Contract termination reserves," for amounts claimed for liquidated damages for terminated power supply contracts and for power previously delivered to the Utilities by Enron and other suppliers. Correspondingly, pursuant to the deferred energy accounting provisions of AB 369, NPC and SPPC added as of June 30, 2003, approximately $238 million and $82 million, respectively, to their deferred energy balances for recovery in rates in future periods associated with these terminated supplier claims. If NPC and SPPC receive unfavorable rulings with respect to the terminated supplier claims and as a result are required to pay part or all of the amounts reserved, the Utilities will pursue recovery of the amounts through future deferred energy filings. To the extent that the Utilities are not permitted to recover any portion of these costs through a deferred energy filing, the amounts not permitted would be charged as a current operating expense. A significant disallowance of these costs by the PUCN could have a material adverse effect on the future financial position, results of operations and cash flows of SPR, NPC, and SPPC.

     SPR and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which has had or, in the opinion of management, is expected to have, a significant impact on its financial position or results of operations.

DEFINED BENEFIT PLANS AND OTHER POSTRETIREMENT PLANS

     As further explained in Note 14, Retirement Plan and Post-Retirement Benefits, of Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002, SPR maintains a pension plan as well as other postretirement benefit plans that provide health and life insurance for retired employees. All employees are eligible for these benefits if they reach retirement age while still working for SPR or its subsidiaries. These costs are determined in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and ultimately collected in rates billed to customers. The amounts funded are then used to meet benefit payments to plan participants. In the first six months of 2003, SPR has contributed approximately $25.6 million and $0.1 million to the pension and other postretirement plans, respectively. For the year ended December 31, 2002, SPR contributed $41.1 million to its pension plan, and $0.2 million to the other postretirement benefits plan. Due to the sharp decline in United States equity markets since the third quarter of 2000, the value of a significant portion of the assets held in the plans' trusts to satisfy the obligations of the plans decreased significantly. As a result, additional contributions were required and may be required in the future to meet the requirements of the plan to pay benefits to plan participants.

  PENSION PLANS

     SPR's reported costs of providing non-contributory defined pension benefits (described in Note 14, Retirement Plan and Post-Retirement Benefits, of Notes to Financial Statements in SPR's, NPC's, and

SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

     SPR has made no changes to pension plan provisions in 2002 or 2003 that have had any significant impact on recorded pension amounts. SPR reduced the discount rate used in determining pension expense for the calendar year 2003 from 7.5% to 6.75%. This change will not have a significant impact on reported pension costs for 2003.

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

  OTHER POSTRETIREMENT BENEFITS

     SPR's reported costs of providing other postretirement benefits (described in Note 14, Retirement Plan and Post-Retirement Benefits, of Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

     SPR has made no changes to other postretirement benefit plan provisions in 2002 or 2003 that have had any significant impact on recorded benefit plan amounts. SPR reduced the discount rate used in determining other postretirement expense for the calendar year 2003 from 7.5% to 6.75%. This change will not have a significant impact on reported other postretirement benefit costs for 2003. However, in determining the other postretirement benefit obligation and related cost, these assumptions can change from period to period, and such changes could result in material changes to such amounts.

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

COST CAPITALIZATION POLICIES

     The Utilities continue to devote substantial resources in 2003 on the Centennial Transmission project at NPC and the Falcon to Gonder Transmission project at SPPC. In addition, certain operating units of the Utilities are charged with maintaining, repairing and replacing components of generation, transmission and distribution systems both on a scheduled basis and on an as-needed basis. As described in Note 1, Summary of Significant Accounting Policies, of Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002, the cost of additions, including betterments and replacements of units of property, is charged to utility plant. When units of property are replaced, renewed or retired, their cost, plus removal or disposal costs less salvage, is charged to accumulated depreciation. Certain direct and indirect costs are capitalized, including the cost of debt and equity capital associated with construction and retirement activity as prescribed by Generally Accepted Accounting Principles
(GAAP) and the FERC's Uniform System of Accounts.

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

     During the three and six months ended June 30, 2003, NPC and SPPC capitalized approximately $1.0 million, $1.2 million, $3.2 million and $2.5 million, respectively, of AFUDC as a result of construction activity. Similarly, during the three and six months ended June 30, 2002, NPC and SPPC capitalized approximately $1.0 million, $146,000, $2.5 million and $773,000, respectively, of AFUDC. These amounts are non-cash components reflected in the Consolidated Statements of Operations. Recognition of AFUDC as a cost of utility plant is in accordance with established regulatory ratemaking practices. Such practices permit the Utility to earn a return on, and recover in rates, all capital costs charged for Utility services.

DEPRECIATION EXPENSE

     The Utilities have a significant investment in electric plant. SPPC also has an investment in gas distribution plant. Depreciable assets of generation, transmission and distribution operations represent approximately 93% of the Utilities' investment in utility plant. As described in Note 1, Summary of Significant Accounting Policies, of Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Report on Form 10-K for the year ended December 31, 2002, the Utilities depreciate these assets utilizing a composite rate, which currently includes a component for net negative salvage. These assets are depreciated on a straight-line basis over the remaining useful life of the related assets, which approximates the anticipated physical lives of these assets in most cases. The Nevada Administrative Code requires the Utilities to provide a depreciation study every four years in order to substantiate the remaining physical lives of their investment in utility plant. Adjustments to the estimated depreciable lives of the Utilities' plant are recorded on a prospective basis, as prescribed by Generally Accepted Accounting Principals
(GAAP) and the Federal Energy Regulatory Commission's (FERC) Uniform System of Accounts.

     Substantially all of the Utilities' plant is subject to the ratemaking jurisdiction of the PUCN or the FERC and, in the case of SPPC's California operations, the CPUC, which also approves any changes SPPC may make to depreciation rates utilized for this property. Because the Utilities' periodic depreciation expense is included as a component of the revenue requirement utilized in the development of the Utilities' tariff rates, revenue reflects collection of the recognized depreciation expense. Accordingly, the impact of depreciation on net income is not significant. However, operating cash flows are positively affected by the amount of depreciation collected in rates, since depreciation expense is not a current cash outlay for the Utilities.

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

     Management's methodology to assess its legal obligation included an inventory of assets by system and components, and a review of right of ways and easements, regulatory orders, leases and federal, state, and local environmental laws. Management assumed in determining its Asset Retirement Obligations that transmission, distribution and communications systems will be operated in perpetuity and would continue to be used or sold without land remediation; and mass asset properties that are replaced or retired frequently would be considered normal maintenance.

     Management has identified a legal obligation to retire generation plant assets specified in land leases for NPC's jointly-owned Navajo generating station. The land on which the Navajo generating station resides is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. Although the related retirement obligation and corresponding charges recognized were immaterial to the financial statements of NPC, those amounts were based on certain estimates and assumptions. The estimated liability is based on two levels of decommissioning, minimal and full, and two possible retirement dates. The liability is escalated using average historical Consumer Price Index inflation factors equal to the estimated retirement dates. The liability is discounted using credit-adjusted risk-free rates of return for the respective retirement dates. Changes to future statements of financial position and results of operations will occur to the extent that actual results differ from the estimates and assumptions used, including changes in decommissioning costs, timing or changes in NPC's credit rating. SPPC has no significant asset retirement obligations.

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

STOCK COMPENSATION PLANS

     In December 2002, the FASB released SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." SPR has previously adopted the disclosure-only provisions of SFAS No. 123, and as of December 31, 2002 has adopted the updated disclosure requirements set forth in SFAS No. 148. Pursuant to those updated disclosure requirements, SPR has included the following discussion on the stock compensation plans. For additional information on SPR's stock compensation plans, see Note 1, Summary of Significant Accounting Policies, and Note 15, Stock Compensation Plans, of Notes to Financial Statements in SPR's, NPC's, and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002.

     At June 30, 2003, SPR had several stock-based compensation plans. SPR applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for nonqualified stock options and the employee stock purchase plan. SPR has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, and its related amendment(s).

UNBILLED RECEIVABLES

     Revenues related to the sale of energy are recorded based on meter reads, which occur on a systematic basis throughout a month, rather than when the service is rendered or energy is delivered. At the end of each month, the energy delivered to the customers from the date of their last meter read to the end of the month is estimated and the corresponding unbilled revenues are calculated. These estimates of unbilled sales and revenues are based on the ratio of billable days versus unbilled days, amount of energy procured and generated during that month, historical customer class usage patterns and the Utilities' current tariffs. Customer accounts receivable as of June 30, 2003, include unbilled receivables of $89 million and $51 million for NPC and SPPC, respectively. Customer accounts receivable as of June 30, 2002, include unbilled receivables of $101 million and $43 million for NPC and SPPC, respectively.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS

     The Utilities reserve for doubtful accounts based on past experience writing off uncollectible customer accounts. The adequacy of these reserves will vary to the extent that future collections differ from past experience.

       FINANCIAL CONDITION AND MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIERRA PACIFIC RESOURCES

     The operating results of SPR primarily reflect those of NPC and SPPC, discussed later.

     During the three months ended June 30, 2003, SPR incurred a net loss of $172.4 million compared to a $40.9 million net loss for the same period during 2002. Operating results for the three months ended June 30, 2003, were negatively affected by the following items (before income taxes):

     - an unrealized loss of $123.5 million on the derivative instrument associated with the issuance of $300 million of convertible debt (see Critical Accounting Policies -- Accounting for Derivatives and Hedging Activities -- Debt Conversion Option above). This unrealized loss has no effect on cash flows;

     - the write-off of disallowed deferred energy costs (excluding carrying charges) of approximately $46 million and $45 million by NPC and SPPC, respectively;

     - losses by SPR subsidiaries due to the recognition of asset impairments and business disposals of $32.9 million and $8.9 million by SPC and e-three, respectively; and

     - higher interest costs at SPR, NPC and SPPC.

     SPR operating results during the same three-month period in 2002 were negatively affected by a write-off of $53.1 million of SPPC's disallowed deferred energy costs.

     During the first six months of 2003, SPR incurred a net loss of $188.0 million compared to a $345.4 million net loss for the same period during 2002. Similar to the items affecting the three-month operating results, SPR operating results for the six months ended June 30, 2003, were negatively affected by the following items (before income taxes):

     - an unrealized loss of $107.6 million on the derivative instrument associated with the issuance of $300 million of convertible debt. This unrealized loss has no effect on cash flows;

     - the write-off of disallowed deferred energy costs (excluding carrying charges) of approximately $46 million and $45 million by NPC and SPPC, respectively;

     - losses by SPR subsidiaries due to the recognition of asset impairments and business disposals of $32.9 million and $8.9 million by SPC and e-three, respectively; and

     - higher interest costs at SPR, NPC and SPPC.

     SPR operating results for the same six-month period during 2002 were negatively affected by write-offs of $434.1 million and $53.1 million of disallowed deferred energy costs by NPC and SPPC, respectively.

     SPR did not pay or declare a common dividend in the first six months of 2003, nor did NPC and SPPC declare or pay common stock dividends to their parent, SPR, during the same period. SPPC paid $1.95 million in dividends to holders of its preferred stock during the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES (SPR CONSOLIDATED)

     SPR, on a stand-alone basis, had cash and cash equivalents of approximately $19.1 million at June 30, 2003. At July 31, 2003, SPR had cash balances of approximately $19.5 million.

     SPR's future liquidity and its ability to pay the principal of and interest on its indebtedness depend on SPPC's ability to continue to pay dividends to SPR, on NPC's financial stability and the restoration of its ability to pay dividends to SPR, and on SPR's ability to access the capital markets or otherwise refinance maturing and/or convertible debt. Further adverse developments at NPC or SPPC, including a material disallowance of deferred energy costs in future rate cases or an adverse decision in the pending lawsuit by Enron, could make it difficult for SPR to operate outside of bankruptcy.

  DIVIDENDS FROM SUBSIDIARIES

     Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. Since NPC and SPPC are public utilities, they are subject to regulation by state utility commissions, which may impose limits on investment returns or otherwise impact the amount of dividends that the Utilities may declare and pay, and to federal statutory limitation on the payment of dividends. In addition, certain agreements entered into by the Utilities set restrictions on the amount of dividends they may declare and pay and restrict the circumstances under which such dividends may be declared and paid. The specific restrictions on dividends contained in agreements to which NPC and SPPC are party, as well as specific regulatory limitations on dividends, are summarized below.

     - NPC's first mortgage indenture limits the cumulative amount of dividends and other distributions that NPC may pay on its capital stock to the cumulative net earnings of NPC since 1953, subject to adjustments for the net proceeds of sales of capital stock since 1953. At the present time, this restriction precludes NPC from making further payments of dividends on NPC's common stock and will continue to bar dividends until NPC, over time, generates sufficient earnings to eliminate the deficit under this provision (which was approximately $279.3 million as of June 30, 2003), unless the restriction is earlier waived, amended, or removed by the consent of the first mortgage bondholders, or the first mortgage bonds are redeemed or defeased. Management is currently in the process of seeking consent for the modification of this restriction. There can be no assurance that any such consent can be obtained or that any non-consenting first mortgage bonds could be redeemed or defeased prior to their stated maturity. Under this provision, NPC continues to have capacity to repurchase or redeem shares of its capital stock, although other restrictions set forth below would limit the amount of any such repurchases or redemptions.

     - NPC's 10 7/8% General and Refunding Mortgage Notes, Series E, due 2009, which were issued on October 29, 2002, limit the amount of payments in respect of common stock that NPC may pay to SPR. However, that limitation does not apply to payments by NPC to enable SPR to pay its reasonable fees and expenses (including, but not limited to, interest on SPR's indebtedness and payment obligations on account of SPR's Premium Income Equity Securities (PIES)) provided that:

      - those payments do not exceed $60 million for any one calendar year,

      - those payments comply with any regulatory restrictions then applicable to NPC, and

      - the ratio of consolidated cash flow to fixed charges for NPC's most recently ended four full fiscal quarters immediately preceding the date of payment is at least 1.75 to 1.

      The terms of the Series E Notes also permit NPC to make payments to SPR in an aggregate amount not to exceed $15 million from the date of the issuance of the Series E Notes. In addition, NPC may make payments to SPR in excess of the amounts described above so long as, at the time of payment and after giving effect to the payment:

      - there are no defaults or events of default with respect to the Series E Notes,

      - NPC has a ratio of consolidated cash flow to fixed charges for NPC's most recently ended four full fiscal quarters immediately preceding the payment date of at least 2.0 to 1, and

      - the total amount of such dividends is less than:

        - the sum of 50% of NPC's consolidated net income measured on a quarterly basis cumulative of all quarters from the date of issuance of the Series E Notes, plus

        - 100% of NPC's aggregate net cash proceeds from contributions to its common equity capital or the issuance or sale of certain equity or convertible debt securities of NPC, plus

        - the lesser of cash return of capital or the initial amount of certain restricted investments, plus

        - the fair market value of NPC's investment in certain subsidiaries.

      If NPC's Series E Notes are upgraded to investment grade by both Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Rating Group, Inc. (S&P), these restrictions will be suspended and will no longer be in effect so long as the Series E Notes remain investment grade.

     - On October 29, 2002, NPC established an accounts receivables purchase facility, which expires on October 28, 2003. The agreements relating to the receivables purchase facility contain various covenants, including a limitation on payments in respect of common stock by NPC to SPR that is identical to the limitation contained in NPC's General and Refunding Mortgage Notes, Series E, described above.

     - NPC's $60 million Credit Agreement dated June 30, 2003, which expires no later than September 8, 2003, prohibits payments to SPR in respect of NPC's common stock.

     - The PUCN issued a Compliance Order, Docket No. 02-4037, on June 19, 2002, relating to NPC's request for authority to issue long-term debt. The PUCN order requires that, until such time as the order's authorization expires (December 31, 2003), NPC must either receive the prior approval of the PUCN or reach an equity ratio of 42% before paying any dividends to SPR. If NPC achieves a 42% equity ratio prior to December 31, 2003, the dividend restriction ceases to have effect. As of June 30, 2003, NPC's equity ratio was 35.3%. Prior to the expiration date of the Compliance Order, management may seek PUCN approval for a payment of dividends by NPC or may seek a waiver from the PUCN of the dividend restriction.

     - The terms of NPC's preferred trust securities provide that no dividends may be paid on NPC's common stock if NPC has elected to defer payments on the junior subordinated debentures issued in conjunction with the preferred trust securities. At this time, NPC has not elected to defer payments on the junior subordinated debentures.

     - SPPC's Term Loan Agreement dated October 30, 2002, as amended, which expires October 31, 2005, limits the amount of payments that SPPC may pay to SPR. However, that limitation does not apply to payments by SPPC to enable SPR to pay its reasonable fees and expenses (including, but not limited to, interest on SPR's indebtedness and payment obligations on account of SPR's PIES) provided that those payments do not exceed $90 million, $80 million and $60 million in the aggregate for the twelve month periods ending on October 30, 2003, 2004 and 2005, respectively. The Term Loan Agreement also permits SPPC to make payments to SPR in an aggregate amount not to exceed $10 million during the term of the Term Loan Agreement. In addition, SPPC may make payments to SPR in excess of the amounts described above so long as, at the time of the payment and after giving effect to the payment, there are no defaults or events of default under the Term Loan Agreement, and such amounts, when aggregated with the amount of payments to SPR by SPPC since the date of execution of the Term Loan Agreement, do not exceed the sum of:

      - 50% of SPPC's Consolidated Net Income for the period commencing January 1, 2003 and ending with last day of fiscal quarter most recently completed prior to the date of the contemplated dividend payment, plus

      - the aggregate amount of cash received by SPPC from SPR as equity contributions on its common stock during such period.

     - On October 29, 2002, SPPC established an accounts receivables purchase facility, which expires on October 28, 2003. The agreements relating to the receivables purchase facility contain various covenants, including a limitation on the payment of dividends by SPPC to SPR that is identical to the limitation contained in SPPC's Term Loan Agreement, described above.

     - SPPC's Articles of Incorporation contain restrictions on the payment of dividends on SPPC's common stock in the event of a default in the payment of dividends on SPPC's preferred stock. SPPC's Articles also prohibit SPPC from declaring or paying any dividends on any shares of common stock (other than dividends payable in shares of common stock), or making any other distribution on any shares of common stock or any expenditures for the purchase, redemption or other retirement for a consideration of shares of common stock (other than in exchange for or from the proceeds of the sale of common stock) except from the net income of SPPC, and its predecessor, available for dividends on common stock accumulated subsequent to December 31, 1955, less preferred stock dividends, plus the sum of $500,000. At the present time, SPPC believes that these restrictions do not materially limit its ability to pay dividends and/or to purchase or redeem shares of its common stock.

     - The Utilities are subject to the provision of the Federal Power Act that states that dividends cannot be paid out of funds that are properly included in capital accounts. Although the meaning of this provision is unclear, it could be interpreted to impose an additional material limitation on a utility's ability to pay dividends in the absence of retained earnings.

  EFFECTS OF 2002 RATE CASE DECISIONS

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

     For more detailed discussion of these effects, please see SPR's, NPC's and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002.

  ACCOUNTS RECEIVABLE FACILITIES

     On October 29, 2002, NPC and SPPC established accounts receivable purchase facilities of up to $125 million and $75 million, respectively, which expire on October 28, 2003. Currently, NPC and SPPC intend to negotiate extensions of their respective receivables purchase facilities. If NPC and/or SPPC elect to activate their receivables purchase facilities, they will sell all of their accounts receivable generated from the sale of electricity and natural gas to customers to their newly created bankruptcy-remote special purpose subsidiaries. The receivables sales will be without recourse except for breaches of customary representations and warranties made at the time of sale. The subsidiaries will, in turn, sell these receivables to a bankruptcy-remote subsidiary of SPR. SPR's subsidiary will issue variable rate revolving notes backed by the purchased receivables.

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

  CROSS DEFAULT PROVISIONS

     Certain financing agreements of SPR and the Utilities contain cross-default provisions that would result in an event of default under such financing agreements if there is a failure under other financing agreements of SPR and the Utilities to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Most of these default provisions (other than ones relating to a failure to pay other indebtedness) provide for a cure period of 30-60 days from the occurrence of a specified event, during which time SPR or the Utilities may rectify or correct the situation before it becomes an event of default. The primary cross-default provisions in SPR's and the Utilities' various financing agreements are briefly summarized below:

     - The indenture pursuant to which SPR issued its 7.25% Convertible Notes due 2010 provides for an event of default if SPR or any of its significant subsidiaries (NPC and SPPC) fails to pay indebtedness in excess of $10 million or has any indebtedness of $10 million or more accelerated and declared due and payable;

     - NPC's General and Refunding Mortgage Indenture, under which NPC has $930 million of securities outstanding as of June 30, 2003, provides for an event of default if a matured event of default under NPC's First Mortgage Indenture occurs;

     - The terms of NPC's Series E Notes provide that a default with respect to the payment of principal, interest or premium beyond the applicable grace period under any mortgage, indenture or other security instrument, by NPC or any of its restricted subsidiaries, relating to debt in excess of $15 million, triggers a right of the holders of the Series E Notes to require NPC to redeem the Series E Notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any, upon notice given by at least 25% of the outstanding Series E Notes holders;

     - NPC's receivables purchase facility may terminate in the event that either NPC or SPR defaults (i) in the payment of indebtedness, or (ii) in the payment of amounts due under hedge agreements, and such defaults aggregate to greater than $10 million and $5 million for NPC and SPR, respectively;

     - NPC's $60 million Credit Agreement provides for an event of default if
       (i) NPC or any of its subsidiaries default (a) in the payment of indebtedness, or (b) in the payment of amounts due under hedge agreements, and such defaults aggregate to greater than $20 million, or
       (ii) NPC's General and Refunding Mortgage Indenture ceases to be enforceable;

     - SPPC's General and Refunding Mortgage Indenture, under which SPPC has $499.5 million of securities outstanding as of June 30, 2003, provides for an event of default if a matured event of default under SPPC's First Mortgage Indenture occurs;

     - SPPC's Term Loan Agreement provides for an event of default if (a) SPPC or any of its subsidiaries default (i) in the payment of indebtedness, or
       (ii) in the payment of amounts due under hedge agreements, and such defaults aggregate to greater than $10 million, or (b) SPPC's General and Refunding Mortgage Indenture ceases to be enforceable; and

     - SPPC's receivables purchase facility may terminate in the event that either SPPC or SPR defaults (i) in the payment of indebtedness, or (ii) in the payment of amounts due under hedge agreements, and such defaults aggregate to greater than $10 million and $5 million for SPPC and SPR, respectively.

  FINANCING TRANSACTIONS

     In January 2003, SPR acquired $8.75 million aggregate principal amount of its Floating Rate Notes due April 20, 2003 in exchange for approximately 1.3 million shares of its common stock, in two privately-negotiated transactions exempt from the registration requirements of the Securities Act of 1933.

     On February 5, 2003, SPR issued approximately 13.66 million shares of common stock in exchange for a total of 2.1 million of its PIES in five privately-negotiated transactions exempt from the registration requirements of the Securities Act of 1933.

     On February 14, 2003, SPR issued and sold $300 million of its 7.25% Convertible Notes due 2010. Approximately $53.4 million of the net proceeds from the sale of the notes were used to purchase U.S. government securities that were pledged to the trustee for the first five interest payments on the notes payable during the first two and one-half years. A portion of the remaining net proceeds of the notes were used to repurchase approximately $58.5 million of SPR's Floating Rate Notes due April 20, 2003. Of the remaining net proceeds, approximately $133 million were used to repay SPR's Floating Rate Notes due April 20, 2003, and the remaining proceeds are available for general corporate purposes. The Convertible Notes were issued with registration rights.

     The Convertible Notes will not be convertible prior to August 14, 2003. At any time on or after August 14, 2003 through the close of business February 14, 2010, holders of the Convertible Notes may convert their notes into shares of SPR's common stock. Until SPR has obtained shareholder approval to permit the Convertible Notes to be fully convertible into shares of common stock, holders of the Convertible Notes will be entitled to receive 76.7073 shares of common stock and an amount of cash equal to the market value of 142.4564 shares of common stock at the time of conversion, based on the average closing price of SPR's common stock over five consecutive trading days, for each $1,000 principal amount of notes surrendered for conversion. At an assumed five-day average closing price of $5.00 per share (based on the last reported sale price of SPR's common stock on August 1, 2003), the total amount of the cash payable on conversion of the Convertible Notes would be approximately $214 million. If SPR does not obtain shareholder approval, SPR will be required to pay the cash portion of any Convertible Notes as to which the holders request conversion on or after August 14, 2003. The amount of cash payable on conversion of the Convertible Notes will increase as the average closing price of SPR's common stock increases. Although management does not believe it is likely that a significant amount of the Convertible

Notes will be converted in the foreseeable future, in the event that SPR does not have available funds to pay the cash portion of the Convertible Notes upon the requested conversion, SPR may have to issue additional debt or equity to raise the necessary funds. There can be no assurance that SPR will be able to access the capital markets to issue such additional debt and/or equity or that it will be able to do so on terms favorable to SPR.

     If SPR does obtain shareholder approval, it may elect to satisfy the cash payment component of the conversion price of the Convertible Notes solely with shares of common stock. SPR has agreed to use reasonable efforts to obtain shareholder approval, not later than 180 days after the date of issuance of the Convertible Notes, to issue and deliver shares of SPR's common stock in lieu of the cash payment component of the conversion price of the Convertible Notes. SPR has called a special shareholder meeting for August 11, 2003 to comply with the terms of the Convertible Notes. For further information regarding the terms of the Convertible Notes, see Note 4, Long-Term Debt.

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

  EFFECT OF HOLDING COMPANY STRUCTURE

     Currently, SPR (on a stand-alone basis) has a substantial amount of outstanding debt and other obligations including, but not limited to: $300 million of its unsecured 8 3/4% Senior Notes due 2005; $240 million of its unsecured 7.93% Senior Notes due 2007; and $300 million of its 7.25% Convertible Notes due 2010.

     Due to the holding company structure, SPR's right as a common shareholder to receive assets of any of its direct or indirect subsidiaries upon a subsidiary's liquidation or reorganization is junior to the claims against the assets of such subsidiary by its creditors and preferred stockholders. Therefore, SPR's debt obligations are effectively subordinated to all existing and future claims of its subsidiaries' creditors, particularly those of NPC and SPPC, including trade creditors, debt holders, secured creditors, taxing authorities, guarantee holders, NPC's preferred trust security holders and SPPC's preferred stockholders. As of June 30, 2003, NPC, SPPC and their subsidiaries had approximately $2.89 billion of debt and other obligations outstanding and approximately $238.9 million of outstanding preferred securities. Although the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

NEVADA POWER COMPANY

     During the three and six months ended June 30, 2003, NPC incurred net losses of $22.2 million and $37.4 million, respectively, and did not pay or declare a common stock dividend to its parent, SPR. Operating results during both periods were negatively affected by the write-off of $46 million in May 2003 of disallowed deferred energy costs, described below. The causes for significant changes in specific lines comprising the results of operations for NPC are as follows:

  ELECTRIC OPERATING REVENUE

                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          JUNE 30,                             JUNE 30,
                             ----------------------------------   ----------------------------------
                                                   CHANGE FROM                          CHANGE FROM
                               2003       2002     PRIOR YEAR %     2003       2002     PRIOR YEAR %
                             --------   --------   ------------   --------   --------   ------------
ELECTRIC OPERATING REVENUES
  ($000)
  Residential..............  $167,223   $166,825        0.2%      $288,929   $297,931       (3.0)%
  Commercial...............    86,306     90,367       (4.5)%      161,222    160,058        0.7%
  Industrial...............   128,188    135,402       (5.3)%      220,576    224,162       (1.6)%
                             --------   --------                  --------   --------
  Retail revenues..........   381,717    392,594       (2.8)%      670,727    682,151       (1.7)%
  Other....................    43,795     84,465      (48.2)%       86,437    151,180      (42.8)%
                             --------   --------                  --------   --------
     TOTAL REVENUES........  $425,512   $477,059      (10.8)%     $757,164   $833,331       (9.1)%
                             ========   ========                  ========   ========
  Retail sales in thousands
     of megawatt-hours
     (MWH).................     4,488      4,315        4.0%         7,888      7,885        0.0%
  Average retail revenue
     per MWH...............  $  85.05   $  90.98       (6.5)%     $  85.03   $  86.51       (1.7)%

     NPC retail electric revenues for the three and six months ended June 30, 2003, were slightly lower than the same periods in 2002 primarily due to lower average retail rates in 2003. The lower rates in 2003 were due to a rate decrease effective May 19, 2003, which was the result of NPC's Deferred Energy Case (see Regulatory Matters -- Nevada Power Company 2002 Deferred Energy Case, later) and higher revenues recognized in June 2002 from a one-time rate increase of $.01 per kilowatt-hour, which allowed NPC to accelerate the recovery of its deferred energy balance. This decrease in revenues was partially offset by an increase in revenues due to an increase in the number of residential, commercial and industrial customers of 7.9%, 8.6% and 10.3%, respectively.

     NPC's Electric Operating Revenues - Other decreased for the three and six months ended June 30, 2003, compared to the same periods in 2002, due to a decrease in the volumes of wholesale electric power sold to other utilities. See NPC's Annual Report on Form 10-K for the year ended December 31, 2002, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation -- Energy Supply, for a discussion of NPC's purchased power procurement strategies.

  PURCHASED POWER

                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          JUNE 30,                             JUNE 30,
                             ----------------------------------   ----------------------------------
                                                   CHANGE FROM                          CHANGE FROM
                               2003       2002     PRIOR YEAR %     2003       2002     PRIOR YEAR %
                             --------   --------   ------------   --------   --------   ------------
PURCHASED POWER ($000).....  $199,772   $485,926      (58.9)%     $319,029   $661,992      (51.8)%
Purchased Power in
  thousands of MWHs........     3,258      3,594       (9.3)%        5,529      5,782       (4.4)%
Average cost per MWH of
  Purchased Power (1)......  $  61.32   $  71.49      (14.2)%     $  57.70   $  74.89      (23.0)%

---------------

(1) 2002 average costs do not include contract termination costs, discussed below

     Purchased power costs were lower for the three months and six months ended June 30, 2003, than the same period in the prior year primarily as a result of a $229 million provision recorded in the second quarter of 2002 for terminated purchased power contracts. See Part II, Item I -- Legal Proceedings in this report and SPR's, NPC's and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2003 for a discussion of the terminated purchased power contracts. Additionally, the decrease resulted from lower volumes purchased and a decrease in the price of Short-Term Firm energy purchases. Finally, purchases associated with risk management activities, which are included in Short-Term Firm energy, decreased in 2003. Risk management activities include transactions entered into to minimize purchased power costs. See SPR's, NPC's and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation -- Energy Supply, for a discussion of NPC's purchased power procurement.

  FUEL FOR POWER GENERATION

                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                  ------------------------------   --------------------------------
                                                        CHANGE                             CHANGE
                                                      FROM PRIOR                         FROM PRIOR
                                   2003      2002       YEAR %       2003       2002       YEAR %
                                  -------   -------   ----------   --------   --------   ----------
Fuel for Power Generation
  ($000)........................  $73,267   $73,474      (0.3)%    $119,804   $157,196     (23.8)%
Thousands of MWHs generated.....    2,044     2,415     (15.4)%       3,919      4,656     (15.8)%
Average cost per MWH of
  Generated Power...............  $ 35.84   $ 30.42      17.8%     $  30.57   $  33.76      (9.4)%

     Fuel for generation costs for the three months ended June 30, 2003 were comparable with the same period in 2002 as decreases in the volumes generated were substantially offset by increases in the price of coal and gas during the second quarter of 2003. Fuel for generation costs for the six months ended June 30, 2003, were lower than the prior year due to a decrease in volumes generated and lower fuel prices during 2003. Also, during the second quarter of 2003, Reid Gardner generating units were down for scheduled maintenance, and Clark Stations and Sunrise generating units were not utilized at all times because it was more economical to purchase power than generate.

  DEFERRED ENERGY COSTS

                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                --------------------------------   --------------------------------
                                                        CHANGE                             CHANGE
                                                      FROM PRIOR                         FROM PRIOR
                                 2003       2002        YEAR %      2003       2002        YEAR %
                                -------   ---------   ----------   -------   ---------   ----------
Deferred energy costs
  disallowed ($000)...........   45,964          --      N/A        45,964     434,123     (89.4)%
Deferred energy costs -- net
  ($000)......................  $11,442   $(185,199)     N/A       $84,227   $(194,835)      N/A

     Deferred energy costs disallowed for the three and six months ended June 30, 2003, reflects the PUCN disallowance of approximately $46 million in May 2003, of deferred energy costs incurred during the twelve months ended November 2002. Deferred energy costs disallowed for the six months ended June 30, 2002, reflects the write-off of $434 million of deferred energy costs incurred during the seven months ended September 30, 2001, that were disallowed by the PUCN in NPC's 2001 deferred energy rate case.

     Deferred energy costs -- net increased for the three and six months ended June 30, 2003, as a result of the amortization of prior deferred costs, pursuant to the PUCN decisions in NPC's 2001 and 2002 deferred energy rate cases that both resulted in increased rates. The increase for the six months ended June 30, 2003, also reflects deferrals, to the extent fuel and purchased power costs recovered through current rates exceeded actual fuel and purchased power costs. However, during the three months ended June 30, 2003, the increase due to amortization of prior costs was partially offset by deferrals due to fuel and purchase power costs exceeding the recovery of those costs through current rates. Deferred energy costs -- net for the three and six months ended June 30, 2002, reflect the deferral in the second quarter of 2002 of approximately $229 million for contract termination costs and additional deferrals of electric energy costs, both partially offset by the amortization of prior deferred energy costs resulting from an increase in rates in April 2002.

  ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                      ----------------------------   ------------------------------
                                                      CHANGE FROM                      CHANGE FROM
                                       2003    2002   PRIOR YEAR %    2003     2002    PRIOR YEAR %
                                      ------   ----   ------------   ------   ------   ------------
Allowance for other funds used
  during construction ($000)........  $  483   $ 80      503.8%      $1,641   $  501      227.5%
Allowance for borrowed funds used
  during construction ($000)........  $  520   $849      (38.8)%     $1,576   $1,961      (19.6)%
                                      ------   ----                  ------   ------
                                      $1,003   $929        8.0%      $3,217   $2,462       30.7%
                                      ======   ====                  ======   ======

     NPC's total allowance for funds used during construction was higher for the three-month and six-month periods ended June 30, 2003 than the comparable periods in 2002, as a result of an increase in construction work in progress including capital expenditures for the Centennial Project and an increase in the AFUDC equity rate. This increase was offset in part by a decrease in the AFUDC debt rate.

  OTHER (INCOME) AND EXPENSES

                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                             ---------------------------------   -----------------------------------
                                                  CHANGE FROM                           CHANGE FROM
($000)                         2003      2002     PRIOR YEAR %     2003       2002      PRIOR YEAR %
------                       --------   -------   ------------   --------   ---------   ------------
Other operating expense....  $ 51,675   $37,284        38.6%     $ 92,215   $  77,270        19.3%
Maintenance expense........  $ 15,650   $11,876        31.8%     $ 29,187   $  23,526        24.1%
Depreciation and
  amortization.............  $ 26,714   $17,140        55.9%     $ 52,621   $  47,949         9.7%
Income taxes...............  $(16,274)  $   (57)    28450.9%     $(26,822)  $(156,480)      (82.9)%
Taxes other than income
  taxes....................  $  6,818   $ 6,453         5.7%     $ 13,042   $  13,187        (1.1)%
Interest charges on
  long-term debt...........  $ 28,927   $22,876        26.5%     $ 59,029   $  46,954        25.7%
Interest
  charges -- other.........  $  5,914   $ 4,352        35.9%     $ 11,994   $   6,882        74.3%
Interest accrued on
  deferred energy..........  $ (5,234)  $(8,056)      (35.0)%    $(10,944)  $   3,095      (453.6)%
Other income...............  $ (4,018)  $(1,195)      236.2%     $ (7,356)  $  (1,341)      448.5%
Other expense..............  $  1,618   $   564       186.9%     $  3,050   $   6,561       (53.5)%
Income taxes -- other
  income and expense.......  $  2,679   $ 3,102       (13.6)%    $  5,193   $  (2,543)        N/A

     Other operating expense for the three and six month periods ending June 30, 2003, was greater than the same periods during the prior year, due primarily to increased reserves for uncollectible accounts, costs associated with increased billing and collection efforts, higher operating costs at the Navajo and Mohave generating facilities and the reversal of $2.7 million in costs for NPC's short-term incentive plan in June 2002.

     Maintenance costs for the three- and six-month periods ending June 30, 2003, were higher than the same periods last year due to the timing of scheduled plant maintenance.

     Depreciation and amortization was higher for the three-month period ended June 30, 2003, compared to the same period in 2002 as a result of both an adjustment that reduced depreciation in May 2002 and depreciation on software placed in service in 2003. Depreciation and amortization was higher for the six-month period ended June 30, 2003 compared to the same period in 2002 as a result of an increase in depreciable assets, including the Centennial Project, and the addition of new software in 2003.

     NPC's income tax benefit for the three months ended June 30, 2003, increased compared to the same period in 2002, due to a corresponding increase in second quarter 2003 pre-tax losses. Pre-taxes losses increased in the second quarter of 2003 over the same period in 2002 significantly as a result of higher operating, maintenance, depreciation and interest expense.

     NPC's income tax benefit for the six months ended June 30, 2003 decreased compared to the same period in 2002 due to a corresponding decrease in 2003 pre-tax losses. Pre-tax losses in 2003 decreased largely as a result of the write-off of disallowed deferred energy costs recognized in 2002. The decrease in 2003 pre-tax losses was partially offset by the recognition of lower revenues and higher operating, maintenance, depreciation and interest expense.

     NPC's taxes other than income taxes for the three and six months ended June 30, 2003 were comparable to amounts the same periods during 2002.

     Interest charges on long-term debt for the three and six-month periods ending June 30, 2003, increased over the same period in 2002 due primarily to the issuance in October 2002 of $250 million additional debt at an interest rate of 10.875%. The redemption, in October 2002, of $15 million of debt slightly offset the increase in interest during 2003 over 2002.

     Interest charges -- other for the three and six-month periods ending June 30, 2003, increased over the prior year due to interest on delayed/terminated contracts, charges related to fees associated with NPC's credit facilities and receivables conduit and to the amortization of increased debt discount charges related to the issuance in October 2002 of $250 million of additional debt.

     Interest accrued on deferred energy costs decreased during the three months ended June 30, 2003, compared to the same period in 2002, following lower deferred fuel and purchased power balances during 2003. For the six months ended June 30, 2003, the increase over the same period in 2002 compared favorably due to the first quarter 2002 write-off of approximately $20.1 million of carrying charges, net of taxes, on deferred energy costs that were disallowed by the PUCN in its March 29, 2002 decision on NPC's deferred energy rate case. The 2002 write-off was partially offset by the recording of carrying charges on deferred energy costs incurred.

     Other income for the three months ended June 30, 2003, increased over the same period in 2002 due, primarily, to an increase in gains from the disposition of non-utility property during 2003 and income generated as a result of the relocation of electricity lines for Clark County. Additionally, Other Income increased for the six months ended June 30, 2003, compared to the same period in 2002, due to the recognition of income from the disposition of SO2 allowances in 2003, an increase in gains from the disposition of non-utility property in 2003 and the recognition of carrying charges related to divestiture costs, ordered by the PUCN.

     Other expense increased during the three months ended June 30, 2003, compared to the same period in 2002 as a result of increased expenditures related to low-income energy assistance programs, lobbying and ballot initiative charges, and charges related to depreciation on non-utility property. Other expense decreased during the six months ended June 30, 2003, compared to the same period in 2002 due, primarily to the 2002 write-off of $5.0 million relating to the disposition of SO2 allowances as ordered by the PUCN. The decrease in expense relating to the SO2 allowances was offset partially by increases in charges related to low-income energy assistance programs, lobbying and ballot initiative charges, and depreciation on non-utility property.

     NPC's income taxes -- other income and expense for the three months ended June 30, 2003, decreased compared to the same period in 2002, due to a corresponding decrease in second quarter pre-tax losses on other income.

     NPC's income taxes -- other income and expense changed from a tax benefit for the six months ended June 30, 2002, to a tax expense for the same period in 2003. This change was primarily a result of the write-off of disallowed interest charges on deferred energy costs in 2002.

  ANALYSIS OF CASH FLOWS

     NPC's cash flows were less during the six-months ended June 30, 2003, compared to the same period in 2002, resulting primarily from decreases in cash flows from operating and financing activities. The decrease in cash from operating activities was substantially as a result of the prepayment of fuel and power purchases during 2003 and the receipt of an income tax refund in 2002 both, partially offset, by the collection in 2003 of previously deferred energy costs as a result of a rate increase that began April 1, 2002. The decrease operating cash flow was partially offset by the collection of previously deferred energy costs due to the PUCN decision in NPC's 2001 deferred energy rate case, that resulted in increased rates beginning April 1, 2002. Cash flows from financing activities were lower in 2003 because of cash provided by short-term borrowings during 2002. NPC also utilized additional cash for financing activities in 2003 for the Centennial Plan and other construction projects.

  LIQUIDITY AND CAPITAL RESOURCES

     NPC had cash and cash equivalents of approximately $21.1 million at June 30, 2003. At July 31, 2003, NPC had cash balances of approximately $35.7 million.

     Due to NPC's weakened financial condition and, in certain instances, the weakened financial condition of NPC's power suppliers, NPC has been required to pre-pay its power purchases or make more frequent payments on its power deliveries. As a result of unseasonably cool weather during the spring of 2003 and its prepayment and more frequent payment obligations for its summer 2003 power requirements, NPC's liquidity was significantly constrained during the early summer months of 2003. If NPC does not have sufficient liquidity to meet its power requirements, particularly at the onset of future summer seasons, NPC may be required to issue or incur additional indebtedness. If NPC is unable to issue or incur such indebtedness, whether due to lack of access to the capital markets, lack of regulatory authority to issue or incur such debt, or restrictive covenants in certain of its financing agreements (see below), its ability to provide power and its financial condition will be adversely affected.

     NPC's liquidity would be significantly affected by an adverse decision in the lawsuit by Enron, or by unfavorable rulings by the PUCN in future NPC rate cases. S&P and Moody's have NPC's credit ratings on "negative outlook" and "stable," respectively. Future downgrades by either S&P or Moody's could preclude or reduce NPC's access to the capital markets, and could adversely affect NPC's ability to continue to purchase power and fuel. Adverse developments with respect to any one or a combination of the foregoing could have a material adverse effect on NPC's financial condition and liquidity, and could make it difficult for NPC to continue to operate outside of bankruptcy.

EFFECT OF 2002 RATE CASE DECISIONS

     On March 29 and April 1, 2002, following the decision by the PUCN in NPC's deferred energy rate case, S&P and Moody's lowered NPC's unsecured debt ratings to below investment grade. On April 23 and 24, 2002, NPC's unsecured debt ratings were further downgraded and its secured debt ratings were downgraded to below investment grade. As a result of these downgrades, NPC's ability to access the capital markets to raise funds was severely limited. Since SPR's credit ratings were similarly downgraded, SPR's ability to make capital contributions to NPC also became severely limited.

     For more detailed discussion of these effects, please see SPR's, NPC's and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002.

CREDIT FACILITY

     On June 30, 2003, NPC entered into a $60 million revolving Credit Agreement to provide additional liquidity to NPC for its summer 2003 power purchases. As of July 31, 2003, NPC had borrowed $20 million under the credit facility.

     NPC's Credit Agreement prohibits payments to SPR in respect of NPC's common stock and provides that NPC's ratio of consolidated total debt to consolidated total capitalization may not exceed .65 to 1.00.

The Credit Facility, which is secured by NPC's $60 million Series F General and Refunding Mortgage Bond, will expire no later than September 8, 2003.

ACCOUNTS RECEIVABLE FACILITY

     On October 29, 2002, NPC established an accounts receivable purchase facility of up to $125 million. The receivables purchase facility expires on October 28, 2003. Currently, NPC intends to negotiate an extension of this facility. If NPC elects to activate the receivables purchase facility, NPC will sell all of its accounts receivable generated from the sale of electricity to customers to its newly created bankruptcy remote special purpose subsidiary. The receivables sales will be without recourse except for breaches of customary representations and warranties made at the time of sale. The subsidiary will, in turn, sell these receivables to a bankruptcy-remote subsidiary of SPR. SPR's subsidiary will issue variable rate revolving notes backed by the purchased receivables.

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

     NPC has agreed to issue $125 million principal amount of its General and Refunding Mortgage Bonds upon activation of the receivables purchase facility. The full principal amount of the bond would secure certain of NPC's obligations as seller and servicer, plus certain interest, fees and expenses thereon to the extent not paid when due, regardless of the actual amounts owing with respect to the secured obligations. As a result, in the event of an NPC bankruptcy or liquidation, the holder of the bond securing the receivables purchase facility may recover more on a pro rata basis than the holders of other General and Refunding Mortgage securities, who could recover less on a pro rata basis than they otherwise would recover. However, in no event will the holder of the bond recover more than the amount of obligations secured by the bond.

     NPC intends to use the accounts receivable purchase facility as a back-up liquidity facility and does not plan to activate this facility in the foreseeable future. NPC may activate the facility within five days upon the delivery of certain customary funding documentation and the delivery of the $125 million General and Refunding Mortgage Bond.

  MORTGAGE INDENTURES

     NPC's first mortgage indenture creates a first priority lien on substantially all of NPC's properties. As of June 30, 2003, $372.5 million of NPC's first mortgage bonds were outstanding. NPC agreed in connection with its Series E Notes that it would not issue any more first mortgage bonds.

     NPC's General and Refunding Mortgage Indenture creates a lien on substantially all of NPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of June 30, 2003, $930 million of NPC's General and Refunding Mortgage securities were outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (i) 70% of net utility property additions, (ii) the principal amount of retired General and Refunding Mortgage Bonds, and/or (iii) the principal amount of first mortgage bonds retired after October 19, 2001. On the basis of (i), (ii) and
(iii) above, as of June 30, 2003, NPC had the capacity to issue approximately $1.017 billion of additional General and Refunding Mortgage securities. Although NPC has substantial capacity to issue additional General and Refunding securities on the basis of property additions and retired securities, the financial covenants contained in the Series E Notes, Receivables Purchase Facility Agreements and NPC's $60 million Credit Agreement limit the amount of additional indebtedness that NPC may issue and the reasons for which such indebtedness may be issued. NPC has reserved $125 million of General and Refunding Mortgage bonds for issuance upon the initial funding of NPC's receivables facility.

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

  CROSS DEFAULT PROVISIONS

     Certain financing agreements of NPC contain cross-default provisions that would result in an event of default under such financing agreements if there is a failure under other financing agreements of NPC and SPR to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Most of these default provisions (other than ones relating to a failure to pay other indebtedness) provide for a cure period of 30-60 days from the occurrence of a specified event during which time, NPC or SPR may rectify or correct the situation before it becomes an event of default. The primary cross-default provisions in NPC's various financing agreements are briefly summarized below:

     - NPC's General and Refunding Mortgage Indenture, under which NPC has $930 million of securities outstanding as of June 30, 2003, provides for an event of default if a matured event of default under NPC's First Mortgage Indenture occurs;

     - The terms of NPC's Series E Notes provide that a default with respect to the payment of principal, interest or premium beyond the applicable grace period under any mortgage, indenture or other security instrument, by NPC or any of its restricted subsidiaries, relating to debt in excess of $15 million, triggers a right of the holders of the Series E Notes to require NPC to redeem the Series E Notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any, upon notice given by at least 25% of the outstanding Series E Notes holders;

     - NPC's receivables purchase facility may terminate in the event that either NPC or SPR defaults (i) in the payment of indebtedness, or (ii) in the payment of amounts due under hedge agreements, and such defaults aggregate to greater than $10 million and $5 million for NPC and SPR, respectively; and

     - NPC's $60 million Credit Agreement provides for an event of default if
       (i) NPC or any of its subsidiaries default (a) in the payment of indebtedness, or (b) in the payment of amounts due under hedge agreements, and such defaults aggregate to greater than $20 million, or
       (ii) NPC's General and Refunding Mortgage Indenture ceases to be enforceable.

  LIMITATIONS ON INDEBTEDNESS

     The terms of NPC's Series E Notes, which mature in 2009, restrict NPC from incurring any additional indebtedness unless (i) at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for NPC's most recently ended four quarter period on a pro forma basis is at least 2 to 1, or
(ii) the debt incurred is specifically permitted, which includes limited amounts of debt with respect to certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness (including, but not limited to, NPC's $210 million unsecured 6% Notes due September 15, 2003 and $140 million General and Refunding Mortgage Notes, Floating Rate, due October 15, 2003), certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit issued to support NPC's obligations with respect to energy suppliers. At June 30, 2003, NPC met the fixed charge ratio test set forth in (i) above. If NPC's Series E Notes are upgraded to investment grade by both Moody's and S&P, certain restrictions on indebtedness applicable to the Series E Notes will be suspended and will no longer be in effect so long as the Series E Notes remain investment grade.

     The terms of NPC's $60 million Credit Facility, which expires no later than September 8, 2003, restrict NPC from issuing additional indebtedness unless the debt issued is specifically permitted, which includes limited amounts of debt with respect to certain letter of credit indebtedness, indebtedness incurred to refinance existing indebtedness (including NPC's $210 million unsecured 6% Notes due September 15, 2003 and $140 million General and Refunding Mortgage Notes, Floating Rate, due October 15, 2003), certain intercompany indebtedness and certain letters of credit issued to support NPC's obligations with respect to energy suppliers.

     If NPC is unable to access the capital markets to issue additional indebtedness to support its operations, including the purchase of fuel and power, and to refinance its existing indebtedness, whether due to lack of access to the capital markets, lack of regulatory authority, or restrictive covenants in its financing agreements, its ability to provide power and its financial condition will be adversely affected. In addition, if NPC's proposed 2003 Resource Plan is approved by the PUCN, NPC may need to expend up to approximately $500 million prior to the summer of 2007 for the construction and/or acquisition of generation facilities. If NPC is unable to provide this amount with internally generated funds, it may need to access the capital markets to do so. There can be no assurances that NPC could access the capital markets to issue additional indebtedness to finance the construction and/or acquisition of generation facilities or that NPC will have capacity under the debt covenants of its financing agreements to issue such additional indebtedness.

SIERRA PACIFIC POWER COMPANY

     During the three months and six months ended June 30, 2003, SPPC incurred net losses of $28.9 million and $25.9 million, respectively. Operating results during both periods were negatively affected by a write-off of $45 million in June 2003 of disallowed deferred energy costs (see later discussion). During the same period, SPPC paid $1.95 million in dividends to holders of its preferred stock, but did not declare nor pay dividends on its common stock, all of which is held by its parent, SPR.

     The components of SPPC's gross margin are set forth below (dollars in thousands):

                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          JUNE 30,                             JUNE 30,
                             ----------------------------------   ----------------------------------
                                                   CHANGE FROM                          CHANGE FROM
                               2003       2002     PRIOR YEAR %     2003       2002     PRIOR YEAR %
                             --------   --------   ------------   --------   --------   ------------
Operating Revenues:
  Electric.................  $205,026   $197,085        4.0%      $410,480   $421,838       (2.7)%
  Gas......................    35,873     25,583       40.2%       100,490     80,666       24.6%
                             --------   --------                  --------   --------
     Total Revenues........  $240,899   $222,668        8.2%      $510,970   $502,504        1.7%
                             ========   ========                  ========   ========
Energy Costs:
  Electric.................  $175,474   $190,234       (7.8)%     $307,730   $338,097       (9.0)%
  Gas......................    28,885     15,283       89.0%        82,022     62,069       32.1%
                             --------   --------                  --------   --------
     Total Energy Costs....   204,359    205,517       (0.6)%      389,752    400,166       (2.6)%
                             ========   ========                  ========   ========
Gross Margin by Segment:
  Electric.................  $ 29,552   $  6,851      331.4%      $102,750   $ 83,741       22.7%
  Gas......................     6,988     10,300      (32.2)%       18,468     18,597       (0.7)%
                             --------   --------                  --------   --------
     Total.................  $ 36,540   $ 17,151      113.0%      $121,218   $102,338       18.4%
                             ========   ========                  ========   ========

     The causes for significant changes in specific lines comprising the results of operations for SPPC are as follows:

  ELECTRIC OPERATING REVENUES

                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          JUNE 30,                             JUNE 30,
                             ----------------------------------   ----------------------------------
                                                   CHANGE FROM                          CHANGE FROM
                               2003       2002     PRIOR YEAR %     2003       2002     PRIOR YEAR %
                             --------   --------   ------------   --------   --------   ------------
ELECTRIC OPERATING REVENUES
  ($000)
  Residential..............  $ 52,391   $ 45,050       16.3%      $112,260   $105,453        6.5%
  Commercial...............    68,737     58,639       17.2%       131,865    121,355        8.7%
  Industrial...............    68,750     59,994       14.6%       134,928    123,126        9.6%
                             --------   --------                  --------   --------
  Retail revenues..........   189,878    163,683       16.0%       379,053    349,934        8.3%
  Other....................    15,148     33,402      (54.6)%       31,427     71,904      (56.3)%
                             --------   --------                  --------   --------
     TOTAL REVENUES........  $205,026   $197,085        4.0%      $410,480   $421,838       (2.7)%
                             ========   ========                  ========   ========
  Retail sales in thousands
     of MWH................     2,166      2,144        1.0%         4,300      4,280        0.5%
  Average retail revenue
     per MWH...............  $  87.66   $  76.34       14.8%      $  88.15   $  81.76        7.8%

     SPPC's retail electric revenues for the three- and six-month periods ended June 30, 2003, were higher than the same periods in the prior year. This increase was primarily due to a rate increase effective June 1, 2002.

     Other electric operating revenues decreased for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2002 due to a decrease in wholesale sales to other utilities. See SPPC's Annual Report on Form 10-K for the year ended December 31, 2002, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Energy Supply, for a discussion of SPPC's purchased power procurement strategies.

  GAS OPERATING REVENUES

                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            JUNE 30,                           JUNE 30,
                                --------------------------------   ---------------------------------
                                                    CHANGE FROM                         CHANGE FROM
                                 2003      2002     PRIOR YEAR %     2003      2002     PRIOR YEAR %
                                -------   -------   ------------   --------   -------   ------------
GAS OPERATING REVENUES ($000)
  Residential.................  $14,280   $13,636        4.7%      $ 42,905   $43,108       (0.5)%
  Commercial..................    7,451     5,081       46.6%        21,725    22,085       (1.6)%
  Industrial..................    3,192     3,896      (18.1)%        8,032    11,560      (30.5)%
                                -------   -------                  --------   -------
  Retail revenue..............   24,923    22,613       10.2%        72,662    76,753       (5.3)%
  Wholesale revenue...........   10,217     1,958      421.8%        26,593     2,505      961.6%
  Miscellaneous...............      733     1,012      (27.6)%        1,235     1,408      (12.3)%
                                -------   -------                  --------   -------
  TOTAL REVENUES..............  $35,873   $25,583       40.2%      $100,490   $80,666       24.6%
                                =======   =======                  ========   =======
  Retail sales in thousands of
     decatherms...............    2,531     2,233       13.3%         7,561     8,239       (8.2)%
  Average retail revenues per
     decatherm................  $  9.85   $ 10.13       (2.8)%     $   9.61   $  9.32        3.1%

     Residential gas revenues for the three-months and six-months ended June 30, 2003 were slightly higher and approximately the same, respectively, when compared to the same periods in 2002, due to cooler than normal weather in April 2003 than in April 2002. Revenues during both the three- and six-months ended June 30, 2003, were also affected by a rate decrease effective December 26, 2002, which was the result of the outcome of the Company's purchased gas adjustment clause case.

     Commercial gas revenues for the three-months ended June 30, 2003, were higher than the same period in 2002 because the 2002 revenues reflect a timing difference associated with the revenues billed in the first quarter of 2002.

     Industrial revenues for both the three and six-months ended June 30, 2003, were lower than the same periods in 2002 because some of SPPC's industrial customers switched to SPPC's gas transportation tariff which gave those customers the ability to procure their gas commodity from a source other than SPPC.

     Wholesale revenues for both periods in 2003 were higher than the same periods in 2002 primarily due to the utilization of idle gas transportation capacity to move gas from Canada to California for resale.

  PURCHASED POWER

                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          JUNE 30,                             JUNE 30,
                              ---------------------------------   ----------------------------------
                                                   CHANGE FROM                          CHANGE FROM
                               2003       2002     PRIOR YEAR %     2003       2002     PRIOR YEAR %
                              -------   --------   ------------   --------   --------   ------------
PURCHASED POWER ($000)......  $75,674   $174,302      (56.6)%     $162,852   $279,719      (41.8)%
Purchased Power in thousands
  of MWHs...................    1,624      1,621        0.2%         3,216      3,324       (3.2)%
Average cost per MWH of
  Purchased Power(1)........  $ 46.60   $  53.99      (13.7)%     $  50.64   $  58.04      (12.7)%

---------------

(1) 2002 average cost does not include contract termination costs, discussed below

     Purchased power costs were lower for the three months and six-months ended June 30, 2003, than the prior year primarily as a result of an $86.8 million provision recorded in the second quarter of 2002 for terminated purchased power contracts. See Part II, Item I -- Legal Proceedings in this report and SPR's, NPC's and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2003 for a discussion of the terminated purchased power contracts. In addition, the majority of SPPC's total energy requirements were satisfied by Short-Term Firm power purchases for which costs have decreased as compared to a year ago. In addition, volumes of and prices for SPPC's risk management activities have decreased. Risk management activities include transactions entered into to minimize purchased power costs. See SPPC's Annual Report on Form 10-K for the year ended December 31, 2002, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, Energy Supply, for a discussion of SPPC's purchased power procurement strategies.

  FUEL FOR POWER GENERATION

                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             JUNE 30,                           JUNE 30,
                                 --------------------------------   --------------------------------
                                                     CHANGE FROM                        CHANGE FROM
                                  2003      2002     PRIOR YEAR %    2003      2002     PRIOR YEAR %
                                 -------   -------   ------------   -------   -------   ------------
FUEL FOR POWER GENERATION
  ($000).......................  $47,559   $31,169       52.6%      $81,235   $78,220        3.9%
Thousands of MWHs generated....      937     1,129      (17.0)%       1,900     2,341      (18.8)%
Average fuel cost per MWH of
  Generated Power..............  $ 50.76   $ 27.61       83.8%      $ 42.76   $ 33.41       28.0%

     Fuel for power generation costs for the three and six month periods ended June 30, 2003 were higher than the same periods in the prior year as natural gas prices increased significantly. Partially offsetting this increase was a reduction in volume. The volume reductions are primarily attributed to the Valmy

Generating Units being down due to both scheduled and unscheduled maintenances in 2003, which necessitated additional power purchases.

  GAS PURCHASED FOR RESALE

                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             JUNE 30,                           JUNE 30,
                                 --------------------------------   --------------------------------
                                                     CHANGE FROM                        CHANGE FROM
                                  2003      2002     PRIOR YEAR %    2003      2002     PRIOR YEAR %
                                 -------   -------   ------------   -------   -------   ------------
GAS PURCHASED FOR RESALE
  ($000).......................  $27,865   $13,107      112.6%      $70,199   $51,701       35.8%
Gas Purchased for Resale
  (thousands of decatherms)....    4,954     2,542       94.9%       12,575     8,502       47.9%
Average cost per decatherm.....  $  5.62   $  5.16        8.9%      $  5.58   $  6.08       (8.2)%

     Gas purchased for resale increased significantly for the three and six month periods ended June 30, 2003, due to an increase in wholesale activity, which more than offset decreases in gas prices experienced during the six months ended June 30, 2003. Gas price decreases for the six months ended June 30, 2003, were primarily as a result of credits received on terminated gas contracts during the first quarter of 2003.

  DEFERRED ENERGY COSTS

                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           JUNE 30,                            JUNE 30,
                               ---------------------------------   ---------------------------------
                                                    CHANGE FROM                         CHANGE FROM
($000)                          2003       2002     PRIOR YEAR %    2003       2002     PRIOR YEAR %
------                         -------   --------   ------------   -------   --------   ------------
Deferred energy costs
  disallowed.................  $45,000   $ 53,101      (15.3)%     $45,000   $ 53,101      (15.3)%
Deferred energy costs --
  electric -- net............  $ 7,241   $(68,338)       N/A       $18,643   $(72,943)       N/A
Deferred energy
  costs -- gas -- net........  $ 1,020   $  2,176      (53.1)%     $11,823   $ 10,368       14.0%

     Deferred energy costs disallowed for the three and six months ended June 30, 2003, reflects a disallowance, effective June 1, 2003, of $45 million pursuant to a stipulation approved by the PUCN. Deferral of energy costs -- net for the three- and six-month periods ended June 30, 2002, reflects the write-off of $53 million of electric deferred energy costs incurred in the nine months ended November 30, 2001, and were disallowed by the PUCN in their May 28, 2002, decision.

     The increase in Deferred energy costs -- electric -- net for the three and six month periods ended June 30, 2003, reflects the amortization of prior deferred costs pursuant to the PUCN decisions in SPPC's 2001 deferred energy rate case, which resulted in increased rates beginning June 1, 2002. The increase for both the three and six month periods, is offset partially by current year deferrals of electric energy costs, to the extent fuel and purchased power costs exceeded the recovery of those costs through current rates during those periods. Deferral of energy costs -- net for the three- and six-month periods ended June 30, 2002, reflected the deferral in the second quarter of 2002 of approximately $82 million for contract termination costs. For the three months ended June 30, 2002, this deferral of contract termination costs was offset, in part, by the recording of additional energy expense. Pursuant to the PUCN's decision on SPPC's deferred energy rate case, rates were increased beginning June 1, 2002, resulting in the amortization of prior deferred costs. For the six months ended June 30, 2002, SPPC recorded deferrals of electric energy costs, reflecting the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates.

     SPPC's Deferred energy costs -- gas -- net, for the three and six months ended June 30, 2003, reflects the amortization of prior deferred costs due to the PUCN authorized recovery of those costs. The increase in 2003 for the six months also includes additional expense to the extent natural gas costs recovered through current rates exceeded actual natural gas costs.

  ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                        ----------------------------   ----------------------------
                                                        CHANGE FROM                    CHANGE FROM
                                         2003    2002   PRIOR YEAR %    2003    2002   PRIOR YEAR %
                                        ------   ----   ------------   ------   ----   ------------
Allowance for other funds used during
  construction ($000).................  $  601   $(83)       N/A       $1,203   $153      686.3%
Allowance for borrowed funds used
  during construction ($000)..........     611    229      166.8%       1,311    620      111.5%
                                        ------   ----                  ------   ----
                                        $1,212   $146      730.1%      $2,514   $773      225.2%
                                        ======   ====                  ======   ====

     Total allowance for funds used during construction increased for the three-month and six-month periods ended June 30, 2003, compared to the same periods in the prior year due to increases in construction work in progress and an increase in the AFUDC Rate.

  OTHER (INCOME) AND EXPENSES

                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          JUNE 30,                             JUNE 30,
                             ----------------------------------   ----------------------------------
                                                   CHANGE FROM                          CHANGE FROM
($000)                         2003       2002     PRIOR YEAR %     2003       2002     PRIOR YEAR %
------                       --------   --------   ------------   --------   --------   ------------
Other operating expense....  $ 31,625   $ 22,893        38.1%     $ 60,838   $ 50,655       20.1%
Maintenance expense........  $  6,453   $  5,139        25.6%     $ 11,640   $ 10,396       12.0%
Depreciation and
  amortization.............  $ 19,961   $ 20,595        (3.1)%    $ 39,667   $ 38,152        4.0%
Income taxes...............  $(18,298)  $(21,539)      (15.0)%    $(16,208)  $(16,638)      (2.6)%
Taxes other than income
  taxes....................  $  4,849   $  4,881        (0.7)%    $  9,511   $  9,657       (1.5)%
Interest charges on
  long-term debt...........  $ 18,959   $ 16,020        18.3%     $ 37,740   $ 32,465       16.2%
Interest
  charges -- other.........  $  2,604   $  2,966       (12.2)%    $  5,729   $  4,108       39.5%
Interest accrued on
  deferred energy..........  $ (1,589)  $  1,000      (258.9)%    $ (3,514)  $ (4,026)     (12.7)%
Other income...............  $ (1,035)  $ (1,733)      (40.3)%    $ (2,100)  $ (3,570)     (41.2)%
Other expense..............  $  1,702   $  1,347        26.4%     $  3,607   $  3,809       (5.3)%
Income taxes -- other
  income and expense.......  $    476   $   (321)        N/A      $    779   $  1,110      (29.8)%

     Other operating expense for the three and six month periods ending June 30, 2003, were greater than the prior year periods due to the absence in 2003 of credits associated with the discontinuation of billing services for Truckee Meadows Water Authority, costs associated with increased billing and collection efforts, higher employee labor overhead costs and the reversal of a $2.6 million accrual for SPPC's short-term incentive plan in June 2002.

     Maintenance costs for the three- and six-month periods ending June 30, 2003 were higher than the same period last year due to additional maintenance costs at Valmy generating facilities.

     Depreciation and amortization decreased for the three-month period ended June 30, 2003, compared to the same period in 2002 as a result of a PUCN order in 2002 that increased depreciation rates through May 2002. This decrease was offset, in part, by an increase in depreciable assets in 2003. Depreciation and amortization increased for the six-month period ended June 30, 2003, compared to the same period in 2002 as a result of an increase in depreciable assets in 2003.

     SPPC's income tax benefit for the three and six months ended June 30, 2003 were comparable to the amounts recognized during the same periods in 2002. The changes result from changes in pretax book losses.

     Taxes other than income taxes for the three and six months ended June 30, 2003, were comparable to the amounts recognized during the same periods in 2002.

     Interest charges on long-term debt for the three and six-month periods ending June 30, 2003, increased over the comparable periods in 2002 due, primarily, to the issuance in October 2002 of $100 million of additional debt at an interest rate of 10.5%.

     Interest charges -- other for the three months ended June 30, 2003 decreased, compared to the same period, 2002, due to the absence of associated short-term debt during the current period, compared to the same period, 2002. During the six-month period ending June 30, 2003, other interest charges increased over the prior year period due to interest on delayed/terminated contracts, charges related to fees associated with SPPC's credit facilities and receivables conduit, and to the increase of amortization resulting from increased debt discount charges related to the issuance, in October 2002 of $100 million of additional debt.

     Interest accrued on deferred energy costs increased for the three-month period ending June 30, 2003, compared to the same period, 2002, due to the write-off, during the comparable period in 2002, of approximately $2 million of carrying charges, net of taxes, that were disallowed by the PUCN in its May 28, 2002 decision on SPPC's deferred energy rate case. For the six months ended June 30, 2003, compared to the same period, 2002, the decrease in these charges resulted from lower deferred fuel and purchased power balances during 2003.

     Other income for the three and six months ended June 30, 2003, decreased compared to the same periods in the prior year due primarily to a decrease in interest income and subsidiary earnings, partially offset by increases in lease revenues and miscellaneous non-operating income.

     Other expense for the three and six months ended June 30, 2003, decreased compared to the prior year periods due primarily to the recognition in 2002 of miscellaneous charges related to SPPC's sale of its water division. The decrease in 2003 was partially offset by higher charges related to corporate advertising during 2003.

     Income taxes -- other income and expense changed from an income tax benefit in the second quarter of 2002 to an income tax expense in the second quarter of 2003. This change is due to SPPC's pretax loss on other income for the quarter ended June 30, 2002 and pretax income on other income for the quarter ended June 30, 2003. Income taxes -- other income and expense for the six months ended June 30, 2003 decreased over the prior year proportionate to the decrease experienced in the pretax other income.

  ANALYSIS OF CASH FLOWS

     SPPC's cash flows were less during the six-months ended June 30, 2003, compared to the same period in 2002, resulting primarily from decreases in cash flows from financing and investing activities, minimally offset by a slight increase in cash flows from operating activities. Cash flows from financing activities were lower primarily as a result of the cash provided in 2002 from short-term borrowings, offset partially by no common dividend payments to SPR during 2003. Cash flows from investing activities decreased in 2003 because of additional cash requirements for construction activity during 2003. Cash flows from operating activities increased slightly over 2002 as the collection of previously deferred energy costs during 2003 that was substantially offset by the prepayment of fuel and energy purchases during 2003 and the receipt of an income tax refund in 2002.

  LIQUIDITY AND CAPITAL RESOURCES

     SPPC had cash and cash equivalents of approximately $86.5 million at June 30, 2003. At July 31, 2003, SPPC had cash balances of approximately $75.6 million.

     Due to SPPC's weakened financial condition and, in certain instances, the weakened financial condition of SPPC's power suppliers, SPPC has been required to pre-pay its power purchases or make more frequent payments on its power deliveries. If SPPC does not have sufficient liquidity to meet its power requirements, SPPC may be required to issue additional indebtedness. If SPPC is unable to issue such indebtedness, whether due to lack of access to the capital markets, lack of regulatory authority to issue such debt, or restrictive covenants in its Term Loan Agreement (see below), its ability to provide power and its financial condition will be adversely affected.

     SPPC's future liquidity could be significantly affected by unfavorable rulings by the PUCN in future SPPC or NPC rate cases. S&P and Moody's have SPPC's credit ratings on "negative outlook" and "stable", respectively. Future downgrades by either S&P or Moody's could preclude or reduce SPPC's access to the capital markets and could adversely affect SPPC's ability to continue purchasing power and fuel. Adverse developments with respect to any one or a combination of the factors and contingencies set forth above could have a material adverse effect on SPPC's financial condition and liquidity, and could make it difficult to continue to operate outside of bankruptcy.

  EFFECT OF 2002 RATE CASE DECISIONS

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

     For more detailed discussion of these effects please see SPR's, NPC's and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002.

  ACCOUNTS RECEIVABLE FACILITY

     On October 29, 2002, SPPC established an accounts receivable purchase facility of up to $75 million. The receivables purchase facility expires on October 28, 2003. Currently, SPPC intends to negotiate an extension of this facility. If SPPC elects to activate the receivables purchase facility, SPPC will sell all of its accounts receivable generated from the sale of electricity and natural gas to customers to its newly created bankruptcy remote special purpose subsidiary. The receivables sales will be without recourse except for breaches of customary representations and warranties made at the time of sale. The subsidiary will, in turn, sell these receivables to a bankruptcy-remote subsidiary of SPR. SPR's subsidiary will issue variable rate revolving notes backed by the purchased receivables.

     The agreements relating to the receivables purchase facility contain various conditions to purchase, covenants and trigger events, and other provisions customary in receivables transactions. In additional to customary termination and mandatory repurchase events, the receivables purchase facility may terminate in the event that either SPPC or SPR defaults (1) on the payment of indebtedness, or (2) on the payment of amounts due under a swap agreement, and such defaults aggregate to greater than $10 million and $5 million for SPPC and SPR, respectively. Under the terms of the agreements relating to the receivables purchase facility, SPPC's facility may not be activated or, if activated, will be terminated in the event of a material adverse change in the condition, operations or business prospects of SPPC. In addition, the agreements contain a limitation on the payment of dividends by SPPC to SPR that is identical to the limitation contained in SPPC's Term Loan Agreement, described below. SPR has agreed to guaranty SPPC's performance of certain obligations as a seller and servicer under the receivables purchase facility.

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

As a result, in the event of a SPPC bankruptcy or liquidation, the holder of the bond securing the receivables purchase facility may recover more on a pro rata basis than the holders of other General and Refunding Mortgage securities, who could recover less on a pro rata basis than they otherwise would recover. However, in no event will the holder of the bond recover more than the amount of obligations secured by the bond.

     SPPC intends to use the accounts receivable purchase facility as a back-up liquidity facility and does not plan to activate this facility in the foreseeable future. SPPC may activate the facility within five days upon the delivery of certain customary funding documentation and the delivery of the $75 million General and Refunding Mortgage Bond.

  MORTGAGE INDENTURES

     SPPC's First Mortgage Indenture creates a first priority lien on substantially all of SPPC's properties in Nevada and California. As of June 30, 2003, $505.3 million of SPPC's first mortgage bonds were outstanding. SPPC agreed in its General and Refunding Mortgage Indenture that it would not issue any additional first mortgage bonds.

     SPPC's General and Refunding Mortgage Indenture creates a lien on substantially all of SPPC's properties in Nevada that is junior to the lien of the first mortgage indenture. As of June 30, 2003, $499.5 million of SPPC's General and Refunding Mortgage bonds were outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of (i) 70% of net utility property additions, (ii) the principal amount of retired General and Refunding Mortgage bonds, and/or (iii) the principal amount of first mortgage bonds retired after April 8, 2002. On the basis of (i), (ii) and (iii) above, as of June 30, 2003, SPPC had the capacity to issue approximately $364.9 million of additional General and Refunding Mortgage securities. Although SPPC has substantial capacity to issue additional General and Refunding Mortgage securities on the basis of property additions and retired securities, the financial covenants contained in SPPC's Term Loan Agreement and Receivable Purchase Facility Agreements limit the amount of additional indebtedness that SPPC may issue and the reasons for which such indebtedness may be issued. SPPC has reserved $75 million of General and Refunding Mortgage Bonds for issuance upon the initial funding of its receivables purchase facility.

     SPPC also has the ability to release property from the liens of the two mortgage indentures on the basis of net property additions, cash and/or retired bonds. To the extent SPPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of bonds issuable under that indenture.

  FINANCING TRANSACTIONS AND COVENANTS

     On May 1, 2003, SPPC's $80 million Washoe County, Nevada, Water Facilities Refunding Revenue Bonds, Series 2001, were successfully remarketed. The interest rate on the bonds was adjusted from their prior two-year 5.75% term rate to a 7.50% term rate for the period of May 1, 2003 to and including May 3, 2004. The bonds will be subject to remarketing on May 3, 2004. In the event that the bonds cannot be successfully remarketed on that date, SPPC will be required to purchase the outstanding bonds at a price of 100% of principal amount, plus accrued interest. From May 1, 2003 to and including May 3, 2004, SPPC's payment and purchase obligations in respect of the bonds are secured by SPPC's $80 million General and Refunding Mortgage Note, Series D, due 2004.

     SPPC's $100 million Term Loan Agreement, entered into on October 30, 2002, as amended on June 27, 2003, contains two financial maintenance covenants. The first requires that SPPC maintain a ratio of consolidated total debt to consolidated total capitalization at all times during each of the following quarters in an amount not to exceed (i) .650 to 1.0 for the fiscal quarters ended December 31, 2002 through December 31, 2003, (ii) .625 to 1.0 for the fiscal quarters ended March 31, 2004 through December 31, 2004, and (iii) .600 to 1.0 for the fiscal quarter ended March 31, 2005 and for each fiscal quarter thereafter. The second covenant requires that SPPC maintain a consolidated interest coverage ratio for the four consecutive fiscal quarters ending with each of the following fiscal quarters of not less than

(i) 1.75 to 1.00 for the fiscal quarters ended December 31, 2002, March 31, 2003 and June 30, 2003, (ii) 1.85 to 1.0 for the fiscal quarter ended September 30, 2003, (iii) 2.00 to 1.0 for the fiscal quarter ended December 30, 2003, (iv)
2.25 to 1.0 for the fiscal quarter ended March 31, 2004, (v) 2.40 to 1.0 for the fiscal quarter ended June 30, 2004, (vi) 2.70 to 1.0 for the fiscal quarter ended September 30, 2004, and (vii) 3.00 to 1.0 for the fiscal quarter ended December 31, 2004 and for each fiscal quarter thereafter. As of June 30, 2003, SPPC was in compliance with these financial covenants. The Term Loan Facility, which is secured by SPPC's $100 million Series C General and Refunding Mortgage Bond, will expire October 31, 2005.

  CROSS DEFAULT PROVISIONS

     Certain financing agreements of SPPC contain cross-default provisions that would result in an event of default under such financing agreements if there is a failure under other financing agreements of SPPC and SPR to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Most of these default provisions (other than ones relating to a failure to pay other indebtedness) provide for a cure period of 30-60 days from the occurrence of a specified event during which time, SPPC or SPR may rectify or correct the situation before it becomes an event of default. The primary cross-default provisions in SPPC's various financing agreements are briefly summarized below:

     - SPPC's General and Refunding Mortgage Indenture, under which SPPC has $499.5 million of securities outstanding as of June 30, 2003, provides for an event of default if a matured event of default under SPPC's First Mortgage Indenture occurs;

     - SPPC's Term Loan Agreement provides for an event of default if (a) SPPC or any of its subsidiaries default (i) in the payment of indebtedness, or
       (ii) in the payment of amounts due under hedge agreements, and such defaults aggregate to greater than $10 million, or (b) SPPC's General and Refunding Mortgage Indenture ceases to be enforceable; and

     - SPPC's receivables purchase facility may terminate in the event that either SPPC or SPR defaults (i) in the payment of indebtedness, or (ii) in the payment of amounts due under hedge agreements, and such defaults aggregate to greater than $10 million and $5 million for SPPC and SPR, respectively.

  LIMITATIONS ON INDEBTEDNESS

     The terms of SPPC's $100 million Credit Facility, which expires October 2005, restrict SPPC from issuing additional indebtedness unless the debt issued is specifically permitted, which includes certain letter of credit indebtedness, certain capital lease obligations, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, certain letters of credit issued to support SPPC's obligations with respect to energy suppliers and a limited amount of general indebtedness.

     If SPPC is unable to access the capital markets to issue additional indebtedness to support its operations, including the purchase of fuel and power, and to refinance its existing indebtedness, whether due to lack of access to the capital markets, lack of regulatory authority, or restrictive covenants in its Term Loan Agreement, its ability to provide power and its financial condition will be adversely affected.

SIERRA PACIFIC RESOURCES (HOLDING COMPANY)

     The Condensed Consolidated Statements of Operations of SPR for the six-months ended June 30, 2003, include the operating results of the holding company. The holding company recognized an unrealized loss of $107.6 million on the derivative instrument associated with the issuance of $300 million of convertible notes and higher interest costs, $40.1 million in 2003 compared to $36.7 million in 2002, also due to the issuance of $300 million of convertible notes in February 2003.

TUSCARORA GAS PIPELINE COMPANY

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Tuscarora Gas Pipeline Company (TGPC), a wholly owned subsidiary of SPR. For the three-and six-month periods ended June 30, 2003, TGPC contributed $0.9 million and $1.8 million, respectively, in net income. For the three-and six-month periods ended June 30, 2002, TGPC contributed $0.7 million and $1.6 million, respectively, in net income.

E-THREE

     SPR began negotiations in the second quarter of 2003 to sell two of its subsidiaries, e-three and e-three Customer Energy Solutions, LLC (CES). Management is currently negotiating with a single buyer who is expected to purchase both companies for approximately $2.2 million. Accordingly, as of June 30, 2003, e-three and CES are reported as discontinued operations and the consolidated financial statements for all periods presented in this report have been reclassified to report separately the assets, liabilities and operating results of the companies. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

SIERRA PACIFIC COMMUNICATIONS

     The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Sierra Pacific Communications (SPC), a wholly owned subsidiary of SPR. For the three- and six-month periods ended June 30, 2003, SPC incurred net losses of $22.2 million and $23.1 million, respectively. SPC incurred net losses of $0.6 million and $.1.3 million, respectively, for the three- and six-month periods ended June 30, 2002. Included in 2003 net losses for the three- and six-month periods is a pre-tax asset impairment charge of $32.9 million. See Note 8 of the Notes to Consolidated Financial Statements for discussion of the asset impairment charge.

                               REGULATORY MATTERS

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

NEVADA MATTERS

  NEVADA POWER COMPANY 2001 DEFERRED ENERGY CASE

     On November 30, 2001, NPC filed an application with the PUCN seeking repayment for purchased fuel and power costs accumulated between March 1, 2001, and September 30, 2001, as required by law. The application sought to establish a rate to repay accumulated purchased fuel and power costs of $922 million and spread the recovery of the deferred costs, together with a carrying charge, over a period of not more than three years.

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

     On April 11, 2002, NPC filed a lawsuit in the First District Court of Nevada seeking to reverse portions of the PUCN's decision. NPC's lawsuit requested that the District Court reverse portions of the PUCN's order and remand the matter to the PUCN with direction that the PUCN authorize NPC to immediately establish rates that would allow NPC to recover its entire deferred energy balance of $922 million, with a carrying charge, over three years. The Bureau of Consumer Protection (BCP) of the Nevada Attorney General's Office filed a petition in the case seeking additional disallowances.

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

     On April 28, 2003, the District Court issued its decision denying NPC's and BCP's requests and affirming the PUCN's order and also denied the BCP's petition. The BCP and NPC have both appealed the Nevada Supreme Court to overturn the District Court's decision. The Nevada Supreme Court has ordered the parties to submit to a settlement conference. A typical Supreme Court appeal takes 18 to 24 months.

  NEVADA POWER COMPANY 2002 DEFERRED ENERGY CASE

     On November 14, 2002, NPC filed an application with the PUCN seeking repayment for purchased fuel and power costs accumulated between October 1, 2001, and September 30, 2002, as required by law. The application sought to establish a rate to collect accumulated purchased fuel and power costs of $195.7 million, together with a carrying charge, over a period of not more than three years. The application also requested a reduction to the going-forward rate for energy, reflecting reduced wholesale energy costs. The combined effect of these two adjustments resulted in a request for an overall rate reduction of 6.3%.

     The decision on this case was issued May 13, 2003 and authorized the following:

     - recovery of $147.6 million, with a carrying charge, and a $48.1 million disallowance;

     - a three-year amortization of the balance commencing on May 19, 2003;

     - a reduction in the Base Tariff Energy Rate (BTER) to an effective non-residential rate of $0.04322 per kWh, and an effective residential rate of $0.04186 per kWh.

     The new rates went into effect on May 19, 2003.

  NEVADA POWER COMPANY DEMAND REDUCTION PROGRAMS

     On November 14, 2002, NPC filed an application with the PUCN seeking recovery of expenses incurred in the implementation and operation of programs for energy conservation and load management. In the filing, NPC requested a one-year recovery of approximately $1.9 million. This would result in an average 0.12% increase in NPC's present rates. NPC asked for this increase to become effective simultaneously with the rate change to be ordered in its 2002 deferred energy case discussed above. The parties to the case subsequently negotiated a settlement agreement, which approved NPC's request for cost recovery with the exception of a nominal disallowance. The stipulation was approved at the agenda meeting held April 4, 2003. The rate change went into effect on May 19, 2003, coincident with the deferred energy rate change discussed above.

  NEVADA POWER COMPANY 2003 RESOURCE PLAN

     On July 1, 2003, NPC filed its 2003 Resource Plan with the PUCN. The Resource Plan was prepared in compliance with Nevada laws and regulations. The Resource Plan was prepared for the 20-year period from 2003 through 2022. The three-year action plan covers calendar years 2004, 2005, and 2006. The 2003 Resource Plan develops a comprehensive, integrated plan that considers customer energy requirements and proposes the resources to meet that requirement in a manner that is consistent with prevailing market fundamentals. The ultimate goal of the plan is to balance the objectives of minimizing costs and reducing volatility while reliably meeting the electric needs of NPC's customers.

     The 2003 Resource Plan is consistent with Governor Guinn's 2001 Nevada Energy Protection Plan calling for the increased development of internal power generation to reduce dependence on volatile energy sources outside Nevada. The plan begins the process of taking control of energy supply and demand and reducing the dependence on others in order to provide price stability and electric reliability for customers.

     As a step towards achieving this objective, NPC proposed building an 80 mega-watt (MW) combustion turbine at the Harry Allen power plant site with an in-service date prior to the 2006 summer peak and a 520 MW combined cycle generating turbine, also at the Harry Allen power plant site, with a 2007 in-service date. Delivery of the energy from this new generation to NPC's customers will require a reservation on the Harry Allen-to-Mead 500 kilovolt
(kV) transmission line. The construction of this transmission project is required to fulfill existing wholesale transmission contractual obligations to Independent Power Producers located within NPC's control area.

     The three-year Action Plan describes the actions, specific projects, and budgets that NPC is proposing to implement during calendar years 2004, 2005 and 2006. NPC is seeking approval by the PUCN for the demand and supply side projects described in the plan. This three-year strategy is based on analyses of prevailing market dynamics and supply and demand fundamentals within the energy sector. NPC is therefore seeking PUCN approval of a number of action items, including the following:

     - Approval of NPC's electric load forecast as being a fair representation of expected loads during the 20-year period spanning 2003 through 2022.

     - Approval of NPC's fuels price forecasts as being a fair representation of expected range of prices during the same 2003 through 2022 period.

     - Approval of NPC's plan to reserve up to 650 MW of additional native load transmission rights on the Centennial Transmission Project following the construction of the Harry Allen-to-Mead 500 kV transmission line, the third phase of the project.

     - Approval for re-conductoring the 230 kV Mead system that would increase system import by 450 MW at an estimated cost of $24 million.

     - Approval to construct a combustion turbine generating plant at the Harry Allen power plant site prior to the summer peak of 2006 at an estimated cost of $44.1 million,

     - Approval to construct a combined cycle generating plant including duct burners rated at 520 MW. The unit is planned for the Harry Allen power plant site with an in-service date prior to the 2007 summer peak, at a cost of $414.7 million

     - NPC will submit long-term transmission service requests to other transmission owners for capacity from the Palo Verde region to Mead. Long-term transmission capacity has been unavailable from the Palo Verde region to Mead. These requests will likely result in system impact and facility studies by these transmission owners. NPC is requesting PUCN approval of the estimated $100,000 for the aforementioned studies.

     - Approval to spend $9.2 million, $9.3 million, and $9.3 million for calendar years 2004, 2005, and 2006 respectively, devoted to demand-side programs. The programs were developed in a collaborative effort, based upon input from various interested parties.

     - Approval of the recommended natural gas hedging strategy for 2004.

     - Exemption from the avoided cost filing requirements set forth in Nevada Administrative Code section 704.8783 based upon the use of a competitive bidding process to fill mega-watts available to Qualifying Facilities as a result of the renewable energy request for proposal (RFP) and long-term purchase obligation RFP for up to 2,500 MW.

     - Approval for a plant life assessment of NPC's existing power plants, at a cost of $500,000 per each year of the Three-Year Action Plan.

     In addition, the Action Plan includes the following action items:

     - Issue an RFP for long-term purchase power contracts to fill a substantial portion of remaining capacity requirements expected for 2004-2006. The results of the RFP and any executed contracts will be filed with the PUCN for approval.

     - Issue an RFP to meet the Renewable Energy Portfolio Standard through 2007 as adopted and passed into law by the Nevada State Legislature. NPC proposes to execute the agreements and bring the signed agreements to the PUCN for approval as a compliance item to this plan.

     The PUCN is expected to begin hearings on NPC's Resource Plan October 14, 2003, and issue a decision on November 13, 2003. If NPC's proposed 2003 Resource Plan is approved by the PUCN, NPC may need to expend up to approximately $500 million prior to the summer of 2007 for the construction and/or acquisition of generation facilities. If NPC is unable to provide this amount with internally generated funds, it may need to access the capital markets to do so. There can be no assurances that NPC will be able to issue such indebtedness. See NPC's Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources for a discussion of NPC's financial condition and limitations on NPC's ability to issue additional indebtedness.

  SIERRA PACIFIC POWER COMPANY 2003 DEFERRED ENERGY CASE

     On January 14, 2003, SPPC filed an application with the PUCN, as required by law, seeking to clear deferred balances for purchased fuel and power costs accumulated between December 1, 2001 and November 30, 2002. The application sought to establish a rate to clear accumulated purchased fuel and power costs of $15.4 million and spread the cost recovery over a period of not more than three years. It also sought to recalculate the rate to reflect anticipated ongoing purchased fuel and power costs. The total rate increase request amounted to 0.01%. The interveners' testimony was received April 25, 2003, and included proposed disallowances from $34 million to $76 million. Prior to the hearing that was scheduled to begin on May 12, 2003, the parties negotiated a settlement agreement. The agreement included the following provisions:

     - A reduction in the current deferred energy balance of $45 million leaving a balance payable to customers of approximately $29.6 million.

     - A two-year amortization of the amount payable returning one third of the balance in the first year (approximately $9.9 million), and two thirds of the balance the second year (approximately $19.7 million).

     - Discontinue carrying charges on deferred energy balances that SPPC is already collecting from customers and on the $29.6 million amount payable as a result of the agreement.

     - Maintain the currently effective Base Tariff Energy Rate.

     - SPPC maintains the rights to claim the cost of terminated energy contracts in future deferred filings.

     - Parties agreed that with the $45 million reduction the remaining costs for purchasing fuel and power during the test year were prudently incurred and are just and reasonable.

     - SPPC and the Bureau of Consumer Protection agreed to file a motion to dismiss the civil lawsuits filed in relation to the 2001 SPPC deferred energy case.

     The agreement was approved by the PUCN at the agenda meeting held on May 19, 2003 and the new rates went into effect on June 1, 2003.

  SIERRA PACIFIC POWER COMPANY DEMAND REDUCTION PROGRAMS

     On January 14, 2003, SPPC filed an application with the PUCN seeking recovery of expenses incurred in the implementation and operation of programs for energy conservation and load management. In the filing, SPPC requested a one-year recovery of approximately $0.9 million, which would result in an average 0.12% increase in SPPC's rates. The parties to the case subsequently negotiated a settlement agreement that is expected to be approved by the PUCN coincident with its 2003 deferred energy ruling. The agreement called for complete recovery of the $0.9 million balance. The agreement, allowing recovery of the entire balance, was signed by all parties and approved at the PUCN's May 19, 2003 agenda meeting. Rates went into effect June 1, 2003, coincident with the deferred energy rate change discussed above.

  CUSTOMERS FILE TO BE SERVED BY NEW PROVIDERS UNDER NRS 704B (AB 661)

     AB 661, passed by the Nevada legislature in 2001 and incorporated into Nevada Revised Statutes as NRS 704B, allows commercial and governmental customers with an average demand greater than 1 MW to select new energy suppliers. The Utilities would continue to provide transmission, distribution, metering and billing services to such customers. NRS 704B requires customers wishing to choose a new supplier to receive the approval of the PUCN and meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Utilities, the departure must not burden the Utilities with increased costs or cause any remaining customers to pay increased costs, and the departing customers must pay their portion of any deferred energy balances. Management believes that those customers securing from new energy suppliers may help alleviate the Utilities' need to access energy from potentially volatile wholesale energy markets. The PUCN adopted regulations prescribing the criteria that will be used to determine if there will be negative impacts to remaining customers or the Utility. Customers wishing to choose a new supplier must provide 180-day notice to the Utilities.

     Thirteen NPC customers have filed applications for departure. These applications total approximately 350 MW of peak load. In twelve of these applications, stipulations have been reached that addressed all issues except treatment of Base Tariff General Rate (BTGR) revenue impacts arising from departure. The PUCN has issued a compliance order for these twelve applications that will allow the customers to depart upon completion of items in the compliance order. The remaining application is pending with a decision anticipated in fourth quarter of 2003.

     NPC continues to pursue resolution of the BTGR revenue impact issue. The most recent departure orders allow NPC to establish a regulatory asset to recover the BTGR revenue impact. According to the PUCN's order, the BTGR revenue impact will be offset by load growth from new customers. NPC will present its load growth calculation and request recovery of the regulatory asset in a subsequent general rate case.

     Currently, four customers have made their required compliance filings and are requesting departure in the fourth quarter of 2003. Seven customers elected not to make compliance filings and will remain full requirements customers of NPC; these applications will lapse. However, many of these customers have filed notice of their intent to file new applications. The compliance date for the remaining approved application has not yet occurred.

     The four customers who are proceeding with departure applications total 175 MW or approximately 4% of NPC's peak load. These customers are also proceeding with the implementation of metering and communications equipment. Until the customers receive a final order accepting their compliance items from the PUCN, none of the customers will provide formal written notice of their intent to proceed with departure from NPC. NPC is obligated to plan for and secure energy supplies for these customers until official departure notice is received. The written departure notice must provide a minimum of 60 days notice.

CALIFORNIA MATTERS (SPPC)

  RATE STABILIZATION PLAN

     SPPC serves approximately 44,500 customers in California. On June 29, 2001, SPPC filed with the California Public Utilities Commission (CPUC) a Rate Stabilization Plan, which included two phases. Phase One, which was also filed June 29, 2001, was an emergency electric rate increase of $10.2 million annually or 26%. The increase was applicable to all customers except those eligible for low-income and medical-needs rates and went into effect July 18, 2002.

     Phase Two of the Rate Stabilization Plan was filed with the CPUC on April 1, 2002, and includes a general rate case and requests the CPUC to reinstate the Energy Cost Adjustment Clause, which would allow SPPC to file for periodic rate adjustments to reflect its actual costs for wholesale energy supplies. Phase Two also includes a proposal to terminate the 10% rate reduction mandated by AB 1890, but does not include a performance-based rate-making proposal. This request was for an additional overall increase in revenues of 17.1%, or $8.9 million annually.

     On December 19, 2002, SPPC filed an amendment to the Phase Two application reducing the requested increase by $4.1 million to $4.8 million or 9.2% annually. SPPC agreed to make certain changes to the application and file the amendment following discussions with the CPUC Office of Ratepayer Advocates. In February 2003, the Office of the Ratepayer Advocates (ORA) filed testimony on cost of service proposing to reduce SPPC's request by $3.2 million resulting in a $1.6 million increase or 3.3%. On March 14, 2003, SPPC filed rebuttal testimony. On March 10, 2003, the ORA filed testimony on revenue allocation and rate design and on April 2, 2003, SPPC and the California Ski Areas Association filed rebuttal testimony. Hearings were held on April 9, 2003. Opening and reply briefs were filed on May 21, 2003 and June 6, 2003, respectively. Also on June 6, 2003, a settlement agreement was filed resolving all issues except rate design, reflecting an increase of $3.02 million or 5.8%. A decision by the CPUC regarding the Energy Cost Adjustment Clause is expected in September 2003 and a decision on the settlement and rate design is expected in late 2003.

  CALIFORNIA ASSEMBLY BILL 1235

     On September 24, 2002, the Governor of California signed into law Assembly Bill 1235 (AB 1235), which allows the transfer of hydroelectric plants along the Truckee River from SPPC to the Truckee Meadows Water Authority (TMWA). AB 1235 effectively amends previous California legislation (AB 6) that prevented private utilities from selling any power plants that provide energy to California customers until 2006. AB 1235 provides an exemption for the four "run-of-the-river" hydroelectric plants that SPPC sold to TMWA as part of the sale of its water business in June 2001.

     On November 9, 2002, SPPC filed an application with the CPUC for authority to sell the four hydroelectric plants. On January 13, 2003, the CPUC issued a ruling that the California Environmental Quality Act applies to this proceeding and SPPC must supplement the application with a certified environmental document. SPPC has begun informal discussions with the CPUC on the environmental issues and cannot yet predict the outcome of this proceeding. On April 17, 2003, the CPUC issued a ruling dismissing the application without prejudice. The decision allows SPPC to re-file the application including an environmental assessment. SPPC plans to file a new application by the end of 2003.

FERC MATTERS (SPPC, NPC)

     In December 2001, the Utilities filed ten wholesale-purchased power complaints with the FERC under Section 206 of the Federal Power Act seeking to reduce prices of certain forward power purchase contracts that the Utilities entered into prior to the price caps established by the FERC during the western United States utility crisis. The Utilities believe the prices under these purchased power contracts are unjust and unreasonable. The Utilities negotiated a settlement with Duke Energy Trading and Marketing, but were unable to reach agreement in bilateral settlement discussions with other respondents.

     The Utilities have already paid the full contact price for all power actually delivered by these suppliers, but are contesting claims made for terminated power suppliers, including those terminated by Enron.

     The Administrative Law Judge (ALJ) overseeing the Utilities' complaints and proceedings under Section 206 of the Federal Power Act issued an initial decision on December 19, 2002 which stated that the Utilities' complaints did not meet the public interest standard of proof, which the ALJ believed applied to the reformation of their contracts. NPC, SPPC and other parties to these proceedings filed Briefs on Exceptions to the ALJ's initial order with the FERC.

     On June 26, 2003, FERC dismissed the Utilities' Section 206 complaints on a two-to-one vote essentially finding that the strict public interest standard applied to the case and that the company had failed to satisfy the burden of proof required by that standard. In that order, FERC also determined that it would not deem the order final and conclusive as to any of the Utilities' liability to Enron for purchase power contracts terminated by Enron. FERC indicated that any challenges to those contracts on the basis of market manipulation or fraud would be based on the evidence presented in that proceeding. On July 28, 2003, the Utilities filed a petition for rehearing at the FERC requesting that the FERC either reconsider or rehear the case. The petition cited several grounds for rehearing, including that the public interest standard did not apply but that the Utilities had satisfied it as well as the less onerous just and reasonable standard which does apply to the case. The Utilities cannot predict the outcome of the petition but intend to pursue it vigorously as well as take all available appeals. Also, on June 26, 2003, FERC issued two other orders of interest to the company. First, FERC revoked Enron's market based authority. Second, FERC ordered Enron and several other power marketers with whom the Utilities had power contracts subject to the 206 proceeding to show cause why they should not be found to have manipulated the power markets through certain anomalous market behaviors and to disgorge any profits from January 2000 to June 2001. The Utilities intend to intervene in these cases to protect their rights as well as initiate a new Section 206 case against Enron based on the market fraud and manipulation identified by FERC in its June 26, 2003, orders.

     Additionally, the Staff recommended that certain market participants identified in the Cal ISO Report released January 6, 2003, including SPPC, be directed to show cause why their behavior did not constitute gaming in violation of the Cal ISO and Cal PX tariffs. In its report, the Cal ISO indicated that it was unclear as to the reason SPPC received certain revenues in the amount of approximately $6 thousand. The total revenues for all companies for which the Staff recommended show cause orders are approximately $2.8 million. SPPC was one of the over 30 market participants included in the Staff's recommendation. On April 7, 2003, SPR submitted documentation to the FERC demonstrating that SPPC did not engage in gaming in violation of the Cal ISO or Cal PX tariffs, nor in the manipulation of the Western energy market. The Cal ISO revised its report, removing SPPC's name altogether, but other California parties' testimony included SPPC's name for the same transactions. On June 25, 2003, the FERC issued a show cause order allowing SPPC to justify its actions on these same transactions. SPPC is actively pursuing the issue to clear its name in this proceeding.

     For more information regarding the Section 206 proceedings, please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulation and Rate Proceedings -- FERC Matters -- FERC 206 Complaints in SPR's, NPC's and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002.

  OPEN ACCESS TRANSMISSION TARIFF

     On September 27, 2002, the Utilities filed with the FERC a revised Open Access Transmission Tariff. The purpose of the filing was to implement changes that are required to implement retail open access in Nevada. The Utilities requested the changes to become effective November 1, 2002; the date retail access was scheduled to commence in Nevada in accordance with provisions of AB 661, passed in the 2001 session of the Nevada Legislature.

     On October 11, 2002, the Utilities filed with the FERC, revised rates, terms, and conditions for ancillary services offered in the OATT designated Docket No. ER03-37-000. On November 25, 2002, the FERC suspended the rates in Docket No. ER03-37-000 for a nominal period and made them effective subject to refund on January 1, 2003, as requested by the Utilities.

     On November 21, 2002, the FERC suspended the revised OATT in Docket No. ER02-2607-000 for a nominal period, made it effective subject to refund, set certain issues for hearing, and directed the Utilities to make a compliance filing. The compliance filing was submitted on December 23, 2002. This order additionally established hearing procedures and consolidated the two dockets for hearing. On March 11, 2003, all parties to these dockets reached a settlement in principle regarding all issues. A settlement agreement was filed with the FERC on May 12, 2003 and was certified to the PUCN on May 22, 2003. The settlement was adopted by letter order issued on July 1, 2003.

     On May 1, 2003, the Utilities filed with the FERC a revision to the Open Access Transmission Tariff that established the distribution loss factors to be applied to settlements for retail open access service. The filing designated Docket No. ER03-806-000 was accepted by letter order issued July 1, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, and commodity prices. Our primary exposures to market risk are interest rate risk associated with long-term debt, commodity price risk associated with fuel and purchased power contracts, forwards and options held by the Utilities, the credit risk associated with energy and financial service company counterparties from which the Utilities procure fuel and purchase power, and equity price risk associated with SPR's Convertible Notes.

  INTEREST RATE RISK

     SPR has evaluated its risk related to financial instruments whose values are subject to market sensitivity, such as fixed and variable rate debt and preferred trust securities obligations. As shown in SPR's Form 10-K for the year ended December 31, 2002, the fair market value of SPR's consolidated long-term debt and preferred trust securities was $3.372 billion, as of December 31, 2002. As of June 30, 2003, the fair market value of SPR's market-sensitive financial instruments had increased approximately 7.7% to $3.632 billion. Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt or preferred obligations of the same remaining maturities.

     Long-term debt as of June 30, 2003 (dollars in thousands):

                                                             JUNE 30, 2003
                          ------------------------------------------------------------------------------------
                                                                              WEIGHTED AVG
                                     EXPECTED MATURITIES AMOUNTS                INT RATE     FAIR MARKET VALUE
                          -------------------------------------------------   ------------   -----------------
EXPECTED MATURITY DATE       NPC          SPPC       SPR(2)    CONSOLIDATED   CONSOLIDATED     CONSOLIDATED
----------------------    ----------   ----------   --------   ------------   ------------   -----------------
Fixed Rate
  2003..................  $  210,007   $   19,853   $162,495    $  392,355        6.54%
  2004..................     130,013       83,400         --       213,413        6.23%
  2005..................          15      100,400    300,000       400,415        9.16%
  2006..................          15       52,400         --        52,415        6.71%
  2007..................          17        2,400    240,218       242,635        7.91%
Thereafter..............   1,188,848      759,913     88,314     2,037,075        7.63%
                          ----------   ----------   --------    ----------                      ----------
Total Fixed Rate........  $1,528,915   $1,018,366   $791,027    $3,338,308                      $3,199,854
                          ----------   ----------   --------    ----------                      ----------
Variable Rate
  2003..................  $  140,000   $       --   $     --    $  140,000        3.59%(1)
  2004..................          --           --         --            --
  2005..................          --           --         --            --
  2006..................          --           --         --            --
  2007..................          --           --         --            --
Thereafter..............     115,000           --         --       115,000        1.74%(1)
                          ----------   ----------   --------    ----------                      ----------
                          $  255,000   $       --   $     --    $  255,000                      $  255,000
                          ----------   ----------   --------    ----------                      ----------
Preferred securities
  (fixed rate)
  After 2006............  $  188,872   $       --   $     --    $  188,872        8.03%
                          ----------   ----------   --------    ----------                      ----------
                          $  188,872   $       --   $     --    $  188,872                      $  177,539
                          ----------   ----------   --------    ----------                      ----------
Total...................  $1,972,787   $1,018,366   $791,027    $3,782,180                      $3,632,393
                          ==========   ==========   ========    ==========                      ==========

---------------

(1) Weighted average daily rate for month ended June 30, 2003.

(2) The 2003 SPR Fixed Rate amount of $162,495 includes $142,180 of SPR's convertible debt current in 2003.

  EQUITY PRICE RISK

     In connection with SPR's issuance of its Convertible Notes, the conversion option, which is treated as a cash-settled written call option, was separated from the debt and accounted for separately as a derivative instrument in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The fair market value of the derivative is recorded as a liability in SPR's financial statements with changes in the fair value of the derivative reported in earnings in the period of the change.

     The fair value of the conversion option derivative is determined using a pricing model that incorporates information and assumptions such as SPR's stock price, time to expiration, strike price, interest rates, and volatility. The use of different assumptions and variables in the model could have a significant impact on the valuation of the derivative.

     Based on the closing price of SPR's common stock at June 30, 2003 of $5.94, the fair value of the conversion option was determined to be approximately $180 million at June 30, 2003, and as a result, SPR recorded unrealized losses of approximately $123.5 million and $107.5 million for three and six month periods ended June 30, 2003, respectively. Assuming no change in the other variables, a $1.00 change in the closing price of SPR's stock to $4.94 or $6.94 would have resulted in a fair value of approximately $128 million and $234 million, respectively, and unrealized losses for the three months ended June 30,

2003 of approximately $72 million and $178 million, respectively, and unrealized losses for the six months ended June 30, 2003 of approximately $56 million and $161 million, respectively.

     Similarly, changes in the market price of SPR's common stock could have a significant impact on the amount of cash payable upon conversion of the Convertible Notes. At an assumed five-day average closing price of $5.94 per share (based on the last reported sale price of SPR's common stock July 30, 2003), the total amount of the cash payable on conversion of the Convertible Notes would be approximately $254 million. Based on a $1.00 change in the average closing price of SPR's common stock, the amount of cash payable on conversion of the Convertible Notes would increase or decrease by approximately $43 million to $297 million if the stock price increases or to $211 million if the stock price decreases.

  COMMODITY PRICE RISK

     See the Annual Reports on Form 10-K of SPR, NPC, and SPPC for the year ended December 31, 2002, Item 7A, Quantitative And Qualitative Disclosures About Market Risk, Commodity Price Risk for a discussion of Commodity Price Risk.

  CREDIT RISK

     The Utilities monitor and manage credit risk with their trading counterparties. As of June 30, 2003, the Utilities had outstanding transactions with over 40 energy and financial services companies. The Utilities' credit risk associated with these transactions was approximately $16.7 million as of June 30, 2003. This credit risk represents the difference between the contract price of energy that the Utilities have secured with energy and financial services companies and the higher market prices as of June 30, 2003. In the event that the energy providers were unable to deliver under the contracts, it would be necessary for the Utilities to purchase alternative energy at the higher market price.

ITEM 4.  CONTROLS AND PROCEDURES

     SPR, NPC, and SPPC maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that they are able to collect the information required to be disclosed in the reports they file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information accurately and within the time periods specified in the rules of the SEC. The chief executive officer and chief financial officer of each of SPR, NPC, and SPPC have reviewed and evaluated SPR's, NPC's and SPPC's disclosure controls and procedures as of June 30, 2003 (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures of SPR, NPC, and SPPC are effective in bringing to their attention on a timely basis material information relating to SPR, NPC, and SPPC required to be included in periodic filings under the Exchange Act.

     There have not been any significant changes in the internal controls over financial reporting of SPR, NPC, and SPPC that occurred during the quarter ended June 30, 2003 that materially affected, or were reasonably likely to materially affect SPR's, NPC's and SPPC's internal controls over financial reporting.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     Refer to Item 3 of SPR's, NPC's and SPPC's Annual Reports on Form 10-K for the year ended December 31, 2002, and Note 18 to SPR's consolidated financial statements contained in that report and Note 11 to SPR's condensed consolidated financial statements contained in this report for a description of pending legal proceedings. Except as set forth below, there are no additional material legal proceedings or material developments with respect to previously reported proceedings involving SPR, NPC or SPPC.

SIERRA PACIFIC RESOURCES AND NEVADA POWER COMPANY

  LAWSUIT AGAINST MERRILL LYNCH AND ALLEGHENY ENERGY, INC.

     On April 2, 2003, SPR and NPC filed a complaint in the U.S. District Court for the District of Nevada against Merrill Lynch & Co., Inc. and Merrill Lynch Capital Services, Inc. (collectively, Merrill Lynch) and Allegheny Energy, Inc., and Allegheny Energy Supply Company, LLC (collectively, Allegheny) seeking actual and punitive damages in excess of $850 million and demanding a jury trial for all claims triable by jury. The complaint alleges that the Merrill Lynch defendants engaged in misrepresentation, suppression and concealment, breach of fiduciary duty, wrongful hiring and supervision of Daniel Gordon, and breach of contract and alleges that both Merrill Lynch and Allegheny engaged in intentional interference with contractual and prospective advantage, conspiracy and racketeering (in violation of Nevada Revised Statutes Section 207.470). The complaint also alleges that the improper behavior of Merrill Lynch and Allegheny was the direct and proximate cause of the March 2002 decision by the PUCN to disallow $180 million of rate adjustments in NPC's 2001 deferred energy accounting adjustment rate application.

  LAWSUIT AGAINST NATURAL GAS PROVIDERS

     On April 21, 2003, SPR and NPC filed a complaint in the U.S. District Court for the District of Nevada against natural gas providers El Paso Corporation, El Paso Natural Gas Company, El Paso Merchant Energy Company, El Paso Tennessee Pipeline Company, El Paso Merchant Energy-Gas Company, Sempra Energy, Southern California Gas Company, San Diego Gas and Electric Company, Dynegy Holdings, Inc., Dynegy Energy Services, Inc., and Does 1-100, seeking $600 million in total damages. The complaint alleges, among other things, that as a result of the defendants' conspiracies and fraudulent behavior, SPR and NPC were forced to enter into natural gas purchase contracts "at artificially high, supracompetitive prices." The complaint further states that between 1996 and 2001, certain of the defendants and their subsidiaries conspired, in secret meetings, to decrease competition by restricting the amount of pipeline capacity and fuel available to NPC while other defendants decreased natural gas supplies and drove up prices by illegally withholding pipeline capacity, maintained control over output and prices by manipulating natural gas price indexes, and harmed market competition and the plaintiffs by driving up prices and increasing the volatility of natural gas supplies. SPR and NPC assert that the defendants conspired to prevent the construction of new gas transportation capacity to deliver gas to the southern Nevada area by preventing the planned expansion of the Kern River Pipeline upon which NPC relies for its primary supply of natural gas for its generation facilities. The complaint also alleges that certain of the defendants "systematically misrepresented the price and volume of their trades" to key trade publications, creating the appearance of supply volatility and escalating prices starting in 2000 and continuing through the beginning of 2002. SPR and NPC assert claims for fraud, violation of Nevada's RICO Act and conspiracy to violate Nevada's RICO Act, compensatory damages, treble damages, punitive damages, legal fees, interest and other such relief deemed just and proper by the court.

  DISPUTES WITH PURCHASED POWER PROVIDERS

     In June 2003, El Paso Merchant Energy demanded mediation of its claim for a termination payment arising out of El Paso's September 25, 2002 termination of all executory purchase power contracts between NPC and El Paso. El Paso claims that under the terms of the contracts, NPC owes El Paso approximately $39 million representing the difference between the contract price and the market price for power to be delivered under all the terminated contracts and the amount remaining unpaid under the contracts for power delivered between May 2002 and October 2002. NPC claims that El Paso owes NPC an amount up to approximately $162 million for undelivered power representing the difference between the replacement price or market price for power to be delivered under all the executory contracts and the contract price for that power. The mediation was unsuccessful, and on July 25, 2003, NPC commenced an action against El Paso Merchant Energy and several of its affiliates in the Federal District Court for the District of Nevada for damages resulting from breach of these purchase power contracts.

     In June 2003, Reliant Energy submitted a comprehensive settlement proposal to NPC proposing a settlement of NPC's termination payment obligation arising out of Reliant's May 2002 termination of its purchase power contracts with NPC. NPC denies that it owes Reliant any money under these contracts. Mediation of this claim occurred in 2002 and was not successful. Neither party has requested arbitration nor commenced litigation over this dispute, and the parties are continuing discussions. See Note 11 to SPR's condensed consolidated financial statements contained in this report for additional information regarding Reliant's claims.

NEVADA POWER COMPANY AND SIERRA PACIFIC POWER COMPANY

  ENRON LITIGATION

     Enron Power Marketing (Enron) filed a complaint with the United States Bankruptcy Court for the Southern District of New York seeking to recover approximately $216 million and $93 million against NPC and SPPC, respectively, for liquidated damages for power supply contracts terminated by Enron in May 2002 and for power previously delivered to the Utilities. The Utilities have denied liability on numerous grounds, including deceit and misrepresentation in the inducement (including, but not limited to, misrepresentation as to Enron's ability to perform) and fraud, unfair trade practices and market manipulation. The Utilities filed motions to dismiss for lack of jurisdiction and/or for a stay of all proceedings pending the actions of the Utilities' proceedings under
Section 206 of the Federal Power Act at the FERC. The Utilities have also filed proofs of claims and counterclaims against Enron, for the full amount of the approximately $300 million claimed to be owed and additional damages, as well as for unspecified damages to be determined during the case as a result of acts and omissions of Enron in manipulating the power markets, wrongful termination of its transactions with the Utilities, and fraudulent inducement to enter into transactions with Enron, among other issues.

     On December 19, 2002, the bankruptcy judge granted Enron's motion for partial summary judgment on Enron's claim for $17.7 million and $6.7 million, respectively, for energy delivered by Enron in April 2002, for which NPC and SPPC did not pay. The court ordered this money to be deposited into an escrow account not subject to claims of Enron's creditors and subject to refund depending on the outcome of the Utilities' FERC cases on the merits. The Utilities made the deposit as required. The bankruptcy court denied the Utilities' motion to stay the proceeding pending the outcome of the Utilities'
Section 206 case at the FERC and denied the Utilities' motion to dismiss for lack of jurisdiction as to Enron's claims for power previously delivered to the Utilities. The court stated that it would rule in due course on Enron's motion for partial summary judgment to require NPC and SPPC to post $200 million and $87 million, respectively, pending the outcome of the case on the merits, and for judgment on the merits on Enron's liquidated damage claim (contract price less market price on the date of termination) relating to power it did not deliver under contracts terminated by Enron in May 2002. The court took under advisement the Utilities' motion to stay or dismiss Enron's claim for liquidated damages relating to the undelivered power. On April 3, 2003, the court heard arguments regarding Enron's motion to dismiss the Utilities' counterclaims against Enron for unspecified damages to be determined during the case, but did not rule on this matter nor did it indicate when a decision on this matter can be expected.

     On June 26, 2003, FERC issued three orders of consequence to this litigation. First, FERC denied the Utilities' request to modify the contract rates, for contracts entered into with Enron and certain other power suppliers during the western U.S. utility crisis, to a level reflecting a just and reasonable price in a competitive market. In doing so, however, FERC denied Enron's request that its order in this case be deemed final and conclusive as to any and all other challenges to the enforceability of the contracts or to the lawful contract rate based on Enron's fraud and manipulation of the markets. FERC indicated that it would reserve judgment on any such challenge until it heard the evidence on the challenge. Second, FERC issued an order immediately revoking Enron's market based rate authority based on fraud and manipulation of the markets. Third, FERC issued an order to show cause Concerning Gaming and/or Anomalous Market Behavior on the part of Enron and others and directing submission of information indicating why Enron and others should not be required to disgorge profits from January 1, 2000, forward. Based on these orders, the Utilities filed a motion in July 2003 to amend their first amended complaint and counterclaim to allege facts consistent with the FERC orders that Enron was not entitled to relief on its claims against the companies but rather should be required to pay damages against the companies for losses sustained throughout the western energy crisis for which Enron was in part responsible. The Utilities also filed a supplement to their opposition to Enron's motion for summary judgment including all of the facts of fraud and manipulation of the markets as found by FERC in its June 26, 2003, orders as well as the criminal indictments and complaints against Enron's former chief financial officer and others engaged in trading operations for Enron. Enron filed oppositions to the motions to amend the amended complaint and counterclaims and an opposition to supplement the Utilities' opposition to Enron's motion for summary judgment. On August 7, 2003, the Bankruptcy Court heard oral arguments from the parties on the motions. The bankruptcy judge has not indicated when a decision may be expected. The Utilities are unable to predict the outcome of these motions. The United States District Court for the Southern District of New York has also denied the Utilities' motion to withdraw reference of the matter to the bankruptcy court without prejudice.

     The Bankruptcy Court currently has under submission (1) Enron's motion to dismiss the Utilities' counterclaims, (2) Enron's motion for partial summary judgment regarding the amounts alleged to be due for undelivered power and the posting of collateral for undelivered power, (3) the Utilities' motion to dismiss or stay proceeding on Enron's claims relating to delivered power and (4) the Utilities' motion to amend their first amended complaint and counterclaim to allege facts consistent with the FERC orders that Enron was not entitled to relief on its claims against the companies. A decision adverse to the Utilities on Enron's motion for partial summary judgment, or an adverse decision in the lawsuit with respect to liability as to Enron's claims on the merits for undelivered power, would have a material adverse effect on SPR's and the Utilities' financial condition and liquidity, and could make it difficult for one or more of SPR, NPC or SPPC to continue to operate outside of bankruptcy.

NEVADA POWER COMPANY

  MORGAN STANLEY PROCEEDINGS

     In March 2003, the arbitrator overseeing the arbitration proceedings initiated by Morgan Stanley Capital Group (MSCG) regarding various power supply contracts terminated by MSCG in April 2002 dismissed MSCG's demand for arbitration and agreed that the issues raised by MSCG were not calculation issues subject to arbitration and that NPC's contract defenses were likewise not arbitrable. For more information regarding the MSCG arbitration proceedings, please see Note 11 to SPR's condensed consolidated financial statements contained in this report and Item 3 -- Legal Proceedings in SPR's and NPC's Annual Reports on Form 10-K for the year ended December 31, 2002. NPC has since filed a complaint for declaratory relief in the U.S. District Court for the District of Nevada asking the Court to declare that NPC is not liable for any damages as a result of MSCG's termination of its power supply contracts. On April 17, 2003, MSCG answered the complaint and filed a counterclaim against NPC at the FERC alleging non-payment of the termination payment in the amount of $25 million. NPC filed a motion to intervene in the FERC action commenced by MSCG. To date, FERC has not placed the matter on its agenda for adjudication or for hearing. NPC is unable to predict the outcome of these proceedings.

  OTHER LITIGATION

     On October 21, 2002, Bonneville Square and Union Plaza filed a complaint seeking class certification in the Eighth Judicial District Court for Clark County, Nevada, against NPC for fraud and misrepresentation for allegedly overcharging a certain class of customers for energy delivered over the past several years. Plaintiffs allege that NPC fraudulently placed its meters and measured energy delivered at a point prior to passing through transformers during which process a certain amount of energy is dissipated as heat, instead of placing the meters after they pass through the transformer. NPC denies that the placement of the meters was fraudulent and alleges that placement of the meters was mandated by either or both customers request or applicable tariff. NPC's motion to dismiss on jurisdictional grounds was denied. NPC filed a writ of prohibition with the state supreme court alleging that the district court did not have jurisdiction over this dispute and that the PUCN had exclusive jurisdiction over the matter. The state supreme court granted an alternative writ and ordered the district court through the plaintiff real party in interest to show cause why the action should not be dismissed on jurisdictional grounds. The PUCN intervened in the matter and is supporting the NPC's position. The court has established a briefing schedule and it is anticipated that a decision will be issued in the third quarter of 2003. Although management cannot predict the outcome of this lawsuit, management does not believe that it will result in a material liability for NPC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2003 Annual Meeting of the Stockholders of Sierra Pacific Resources was held at 10:00 a.m., Pacific Daylight Time, on Monday, May 12, 2003, at the Orleans Hotel and Casino, 4500 West Tropicana Avenue, Las Vegas, Nevada.

     The meeting involved the election of three members of the Board of Directors to serve until the Annual Meeting in 2006, or until their successors are elected, and the approval of the 2003 Non-Employee Director Stock Plan. The directors elected at the Annual Meeting were Mary Lee Coleman, T.J. Day, and Jerry E. Herbst.

     The voting are shown below:

                                                                 FOR       WITHHELD(1)
                                                              ----------   -----------
Mary Lee Coleman............................................  62,924,647   32,809,547
T.J. Day....................................................  62,839,504   32,894,689
Jerry E. Herbst.............................................  62,808,095   32,926,099

                                                       FOR        AGAINST      ABSTAIN
                                                    ----------   ----------   ---------
Non-Employee Director Plan approval...............  76,271,336   17,806,560   1,656,297

---------------

(1) 6,378,439 shares that were originally voted for election of each of the nominees for director (and were so included in the preliminary voting results announced at the Annual Meeting) were changed to withhold authority for all nominees. Although the Inspector of Election did not receive notification of this change of vote until after the Annual Meeting concluded, he determined that all action necessary to change the vote with respect to these shares had been taken prior to the Annual Meeting. Accordingly, those (which did not alter the Directors' ultimate re-election) shares are reflected above as having voted to withhold authority for each of the nominees.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed with this Form 10-Q:

  NEVADA POWER COMPANY

     Exhibit 10.1 $60,000,000 Credit Agreement among Nevada Power Company, the several lenders from time to time parties to the Agreement, and Merrill Lynch Capital Corporation, as administrative agent.

  SIERRA PACIFIC POWER COMPANY

     Exhibit 10.2 First Amendment, dated as of June 27, 2003, to the Term Loan Agreement, dated as of October 30, 2002.

SIERRA PACIFIC RESOURCES, NEVADA POWER COMPANY AND SIERRA PACIFIC POWER COMPANY

     Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

  FORM 8-K DATED APRIL 2, 2003, FILED BY SPR, NPC -- ITEM 5, OTHER EVENTS

     Disclosed, and included as an exhibit, the Complaint and Jury Demand by SPR and NPC in the United States District Court for the District of Nevada against Merrill Lynch & Co., Merrill Lynch Capital Services, Inc., Allegheny Energy, Inc., and Allegheny Energy Supply Company, LLC for actions that caused the Public Utilities Commission of Nevada to disallow $180,000,000 of rate adjustment in Nevada Power's deferred energy account adjustment rate application.

  FORM 8-K DATED APRIL 21, 2003, FILED BY SPR, NPC -- ITEM 5, OTHER EVENTS

     Disclosed, and included as an exhibit, SPR's press release, dated April 21, 2003, announcing NPC's filed suit in federal court against El Paso Corp., Sempra Energy, Dynegy Holdings and others for alleged restraint of trade, fraud, violation of Nevada's RICO Act and civil conspiracy. Also included as an exhibit the Complaint and Jury Demand in support of the allegations.

  FORM 8-K, DATED APRIL 28, 2003, FILED BY SPR, NPC AND SPPC -- ITEM 5, OTHER EVENTS

     Disclosed the First District Court of Nevada (Court) decision on Nevada Power Company's appeal of the March 29, 2002 decision of the PUCN denying recovery of $437 million of deferred energy costs incurred by NPC. In its decision, the Court denied the requests and affirmed the PUCN's order.

  FORM 8-K DATED MAY 12, 2003, FILED BY SPR, SPPC -- ITEM 5, OTHER EVENTS

     Disclosed, and included as an exhibit, SPR's press release dated May 12, 2003, announcing that electric ratepayers served by the Company in northern Nevada would realize a rate decrease of $9.8 million beginning June 1, 2003 and a rate decrease of $19.8 million beginning June 1, 2004, subject to PUCN approval.

  FORM 8-K DATED MAY 12, 2003, FILED BY SPR, NPC, SPPC -- ITEM 5, OTHER EVENTS

     Disclosed, and included as an exhibit, SPR's press release dated May 13, 2003, announcing that the PUCN finalized an order allowing the Company to recover $148 million of $195 million in deferred energy costs incurred by the Company. The order established a reduction to the base tariff energy rate of 6.3% for a typical electric residential customer. The new rate became effective on May 19, 2003.

     In addition, the Company disclosed the filed Motion to Reconsider, Alter or Amend (Motion) the Order of the First Judicial District Court of Nevada (Court), denying the Company's appeal of the

March 29, 2002 decision of the PUCN disallowing the recovery of $437 million of deferred energy costs. The Motion requests the Court reconsider its Order with respect to the Merrill Lynch disallowances.

  FORM 8-K DATED MAY 19, 2003, FILED BY SPR, SPPC -- ITEM 5, OTHER EVENTS

     Disclosed, and included as an exhibit, SPR's press release dated May 19, 2003, announcing PUCN approval of the stipulated agreement relating to the filed deferred energy costs incurred by SPPC. The stipulation gives northern Nevada electric ratepayers a rate decrease of $9.8 million, beginning June 1, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                SIERRA PACIFIC RESOURCES
                                                (Registrant)

Date: August 8, 2003                                         By: /s/ RICHARD K. ATKINSON
                                                    ---------------------------------------------
                                                                 Richard K. Atkinson
                                                                   Vice President
                                                               Chief Financial Officer
                                                            (Principal Financial Officer)

Date: August 8, 2003                                            By: /s/ JOHN E. BROWN
                                                    ---------------------------------------------
                                                                    John E. Brown
                                                                   Vice President
                                                                     Controller
                                                           (Principal Accounting Officer)

                                          NEVADA POWER COMPANY
                                          (Registrant)

Date: August 8, 2003                                         By: /s/ RICHARD K. ATKINSON
                                                    ---------------------------------------------
                                                                 Richard K. Atkinson
                                                                   Vice President
                                                               Chief Financial Officer
                                                            (Principal Financial Officer)

Date: August 8, 2003                                            By: /s/ JOHN E. BROWN
                                                    ---------------------------------------------
                                                                    John E. Brown
                                                                   Vice President
                                                                     Controller
                                                           (Principal Accounting Officer)

                                          SIERRA PACIFIC POWER COMPANY
                                          (Registrant)

Date: August 8, 2003                                         By: /s/ RICHARD K. ATKINSON
                                                    ---------------------------------------------
                                                                 Richard K. Atkinson
                                                                   Vice President
                                                               Chief Financial Officer
                                                            (Principal Financial Officer)

Date: August 8, 2003                                            By: /s/ JOHN E. BROWN
                                                    ---------------------------------------------
                                                                    John E. Brown
                                                                   Vice President
                                                                     Controller
                                                           (Principal Accounting Officer)