Form 10-Q
period 2006-09-30
SIERRA PACIFIC POWER CO; NEVADA POWER CO; SIERRA PACIFIC RESOURCES /NV/
filed 2006-11-03
CIK 90144, 71180, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	SIERRA PACIFIC RESOURCES	88-0198358	Nevada
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
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, $1.00 par value of Sierra Pacific Resources	220,936,987 Shares
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

SIERRA PACIFIC RESOURCES
NEVADA POWER COMPANY
SIERRA PACIFIC POWER COMPANY
QUARTERLY REPORTS ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
CONTENTS

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Sierra Pacific Resources —
Consolidated Balance Sheets — September 30, 2006 and December 31, 2005	3
Consolidated Statements of Operations — Three Months and Nine Months Ended September 30, 2006 and 2005	4
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2006 and 2005	5
Consolidated Statements of Capitalization — September 30, 2006 and December 31, 2005	6
Nevada Power Company —
Consolidated Balance Sheets — September 30, 2006 and December 31, 2005	8
Consolidated Statements of Operations — Three Months and Nine Months Ended September 30, 2006 and 2005	9
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2006 and 2005	10
Consolidated Statements of Capitalization — September 30, 2006 and December 31, 2005	11
Sierra Pacific Power Company —
Consolidated Balance Sheets — September 30, 2006 and December 31, 2005	12
Consolidated Statements of Operations — Three Months and Nine Months Ended September 30, 2006 and 2005	13
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2006 and 2005	14
Consolidated Statements of Capitalization — September 30, 2006 and December 31, 2005	15
Condensed Notes to Consolidated Financial Statements	16
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Sierra Pacific Resources	38
Nevada Power Company	41
Sierra Pacific Power Company	50
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	64
ITEM 4. Controls and Procedures	65
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings	65
ITEM 1A. Risk Factors	66
ITEM 4. Submission of Matters to a Vote of Security Holders	68
ITEM 5. Other Information.	68
ITEM 6. Exhibits	69
Signature Page and Certifications	70
Ex-3.1 Restated Articles of Incorporation of Sierra Pacific Power Company
Ex-10.1 Financing Agreement, Clark County, dated August 1, 2006
Ex-10.2 Financing Agreement, Coconino County, dated August 1, 2006 (Series 2006A)
Ex-10.3 Financing Agreement, Coconino County, dated August 1, 2006 (Series 2006B)
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CEO
Ex-31.3 Section 302 Certification of CEO
Ex-31.4 Section 302 Certification of CFO
Ex-31.5 Section 302 Certification of CFO
Ex-31.6 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CEO
Ex-32.3 Section 906 Certification of CEO
Ex-32.4 Section 906 Certification of CFO
Ex-32.5 Section 906 Certification of CFO
Ex-32.6 Section 906 Certification of CFO

SIERRA PACIFIC RESOURCES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Utility Plant at Original Cost:
Plant in service	$7,850,176	$6,801,916
Less accumulated provision for depreciation	2,327,923	2,169,316

	5,522,253	4,632,600
Construction work-in-progress	471,791	765,005

	5,994,044	5,397,605

Investments and other property, net	54,758	62,771

Current Assets:
Cash and cash equivalents	251,397	172,682
Restricted cash and investments	—	67,245
Accounts receivable less allowance for uncollectible accounts:
2006-$40,997; 2005-$36,021	499,252	413,171
Deferred energy costs — electric (Note 1)	153,504	253,697
Deferred energy costs — gas (Note 1)	—	5,825
Materials, supplies and fuel, at average cost	99,096	88,445
Risk management assets (Note 5)	28,257	50,226
Deposits and prepayments for energy	13,899	45,054
Other	21,300	26,544

	1,066,705	1,122,889

Deferred Charges and Other Assets:
Goodwill (Note 8)	3,989	22,877
Deferred energy costs — electric (Note 1)	463,189	255,312
Deferred energy costs — gas (Note 1)	—	845
Regulatory tax asset	266,347	249,261
Other regulatory assets	642,918	568,145
Risk management assets (Note 5)	159	—
Risk management regulatory assets — net (Note 5)	109,664	—
Unamortized debt issuance costs	66,990	63,395
Other	133,645	107,330

	1,686,901	1,267,165

Assets of Discontinued Operations	20,078	20,116

TOTAL ASSETS	$8,822,486	$7,870,546

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders’ equity	$2,593,013	$2,060,154
Preferred stock	—	50,000
Long-term debt	4,162,341	3,817,122

	6,755,354	5,927,276

Current Liabilities:
Current maturities of long-term debt	41,051	58,909
Accounts payable	238,037	252,900
Accrued interest	81,005	58,585
Dividends declared	74	1,043
Accrued salaries and benefits	37,412	32,186
Current income taxes payable	2,068	3,159
Deferred income taxes	31,256	129,041
Risk management liabilities (Note 5)	117,384	16,580
Accrued taxes	8,310	6,540
Contract termination liabilities	—	129,000
Other current liabilities	60,212	56,724

	616,809	744,667

Commitments and Contingencies (Note 6)

Deferred Credits and Other Liabilities:
Deferred income taxes	695,704	451,924
Deferred investment tax credit	36,090	38,625
Regulatory tax liability	35,185	38,224
Customer advances for construction	189,465	170,061
Accrued retirement benefits	76,617	71,810
Risk management regulatory liability — net (Note 5)	—	15,605
Regulatory liabilities	286,790	284,438
Other	120,272	117,716

	1,440,123	1,188,403

Liabilities of Discontinued Operations	10,200	10,200

TOTAL CAPITALIZATION AND LIABILITIES	$8,822,486	$7,870,546

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Electric	$1,060,574	$943,290	$2,468,512	$2,193,017
Gas	21,106	15,574	141,128	115,248
Other	287	262	1,302	873

	1,081,967	959,126	2,610,942	2,309,138

OPERATING EXPENSES:
Operation:
Purchased power	396,133	504,823	906,578	1,023,594
Fuel for power generation	256,688	153,721	613,965	371,561
Gas purchased for resale	13,492	12,906	105,240	89,410
Deferral of energy costs — electric — net	17,700	(94,313)	74,721	(40,556)
Deferral of energy costs — gas — net	1,130	(2,001)	7,214	(997)
Reinstatement of deferred energy costs (Note 6)	(178,825)	—	(178,825)	—
Other	91,232	96,850	264,501	271,639
Maintenance	23,784	16,937	69,140	64,040
Depreciation and amortization	56,029	53,862	170,112	159,949
Taxes:
Income taxes	108,994	42,171	107,431	32,658
Other than income	11,802	11,286	36,740	35,115

	798,159	796,242	2,176,817	2,006,413

OPERATING INCOME	283,808	162,884	434,125	302,725

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	3,343	5,548	13,649	14,246
Interest accrued on deferred energy	6,219	7,342	22,573	19,359
Early debt conversion fees	—	(54,000)	—	(54,000)
Carrying charge for Lenzie (Note 1)	10,040	—	23,206	—
Other income	9,430	9,452	28,027	28,795
Other expense	(4,534)	(3,430)	(13,968)	(11,732)
Income taxes	(8,262)	12,132	(25,205)	1,200

	16,236	(22,956)	48,282	(2,132)

Total Income Before Interest Charges	300,044	139,928	482,407	300,593

INTEREST CHARGES:
Long-term debt	74,444	75,820	225,106	232,826
Other	6,199	8,733	16,433	21,414
Allowance for borrowed funds used during construction	(2,860)	(6,752)	(12,869)	(17,283)

	77,783	77,801	228,670	236,957

INCOME FROM CONTINUING OPERATIONS	222,261	62,127	253,737	63,636

DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of income tax benefits of $8, $51, $39 and $48 respectively)	(15)	(134)	(72)	(128)

NET INCOME	222,246	61,993	253,665	63,508
Preferred stock dividend requirements of subsidiary and premium on redemption	—	975	2,341	2,925

EARNINGS APPLICABLE TO COMMON STOCK	$222,246	$61,018	$251,324	$60,583

Amount per share basic and diluted — (Note 7)
Income from continuing operations	$1.05	$0.34	$1.24	$0.35
Earnings applicable to common stock	$1.05	$0.33	$1.23	$0.33

Weighted Average Shares of Common Stock Outstanding — basic	211,143,616	183,377,256	204,303,110	183,216,650

Weighted Average Shares of Common Stock Outstanding — diluted	211,641,821	183,752,200	204,744,823	183,607,923

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$253,665	$63,508
Non-cash items included in net income:
Depreciation and amortization	170,113	159,949
Deferred taxes and deferred investment tax credit	122,062	31,362
AFUDC and capitalized interest	(26,518)	(31,529)
Amortization of deferred energy costs — electric	130,279	140,554
Amortization of deferred energy costs — gas	4,773	(486)
Reinstatement of deferred energy costs	(178,825)	—
Carrying charge on Lenzie plant	(26,957)	—
Other non-cash	(27,326)	(33,018)
Changes in certain assets and liabilities:
Accounts receivable	(127,447)	(88,718)
Deferral of energy costs — electric	(77,908)	(179,917)
Deferral of energy costs — gas	1,897	(902)
Deferral of energy costs — terminated suppliers	2,309	—
Materials, supplies and fuel	(10,651)	(5,797)
Other current assets	36,397	32,255
Accounts payable	(17,129)	51,959
Payment to terminating supplier	(65,368)	—
Proceeds from claim on terminating supplier	41,365	—
Other current liabilities	33,085	32,003
Discontinued operations — operating activities	38	169
Change in net assets of discontinued operations	—	—
Risk Management assets and liabilities	(2,654)	3,606
Other assets	10,526	312
Other liabilities	(5,003)	(4,111)

Net Cash from Operating Activities	240,723	171,199

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant	(769,080)	(528,315)
AFUDC and other charges to utility plant	26,518	31,529
Customer advances for construction	19,402	20,640
Contributions in aid of construction	28,874	15,375

Net cash used for utility plant	(694,286)	(460,771)
Investments in subsidiaries and other property — net	13,559	8,105

Net Cash used by Investing Activities	(680,727)	(452,666)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Increase in short-term borrowings	—	240,000
Change in restricted cash and investments	3,612	22,964
Proceeds from issuance of long-term debt	2,181,753	275,000
Retirement of long-term debt	(1,894,875)	(597,236)
Redemption of preferred stock	(51,366)	—
Sale of common stock, net of issuance cost	281,539	250,366
Dividends paid	(1,944)	(2,936)

Net Cash from Financing Activities	518,719	188,158

Net Increase (decrease) in Cash and Cash Equivalents	78,715	(93,309)
Beginning Balance in Cash and Cash Equivalents	172,682	266,328

Ending Balance in Cash and Cash Equivalents	$251,397	$173,019

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$227,418	$238,944
Income taxes	$4,726	$—
The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
Common Shareholder’s Equity:
Common stock, $1.00 par value, authorized 350 million; issued and outstanding 2006: 220,922,000 shares; issued and outstanding 2005: 200,792,000 shares	$220,922	$200,792
Other paid-in capital	2,482,301	2,220,896
Retained Deficit	(104,563)	(355,883)
Accumulated other comprehensive loss	(5,647)	(5,651)

Total Common Shareholder’s Equity	2,593,013	2,060,154

Preferred Stock of Subsidiaries:
Not subject to mandatory redemption; 2005: 2,000,000 shares outstanding; $25 stated value
SPPC Class A Series 1; $1.95 dividend	—	50,000

Long-Term Debt:
Secured Debt
First Mortgage Bonds
8.50% NPC Series Z due 2023	—	35,000
Debt Secured by First Mortgage Bonds
Revenue Bonds
Nevada Power Company
6.60% NPC Series 1992B due 2019	—	39,500
6.70% NPC Series 1992A due 2022	—	105,000
7.20% NPC Series 1992C due 2022	—	78,000
Sierra Pacific Power Company
6.35% SPPC Series 1992B due 2012	1,000	1,000
6.55% SPPC Series 1987 due 2013	39,500	39,500
6.30% SPPC Series 1987 due 2014	45,000	45,000
6.65% SPPC Series 1987 due 2017	92,500	92,500
6.55% SPPC Series 1990 due 2020	20,000	20,000
6.30% SPPC Series 1992A due 2022	10,250	10,250
5.90% SPPC Series 1993A due 2023	9,800	9,800
5.90% SPPC Series 1993B due 2023	30,000	30,000
6.70% SPPC Series 1992 due 2032	21,200	21,200
Medium Term Notes
Sierra Pacific Power Company
6.62% to 6.83% SPPC Series C due 2006	20,000	50,000
6.95% to 8.61% SPPC Series A due 2022	—	110,000
7.10% to 7.14% SPPC Series B due 2023	—	58,000

Subtotal	289,250	744,750

General and Refunding Mortgage Securities
Nevada Power Company
10.88% NPC Series E due 2009	12,554	162,500
8.25% NPC Series A due 2011	350,000	350,000
6.50% NPC Series I due 2012	130,000	130,000
9.00% NPC Series G due 2013	227,500	227,500
5.875% NPC Series L due 2015	250,000	250,000
5.95% NPC Series M due 2016	210,000	—
6.65% NPC Series N due 2036	370,000	—
6.50% NPC Series O due 2018	325,000	—

Subtotal	1,875,054	1,120,000

The accompanying notes are an integral part of the financial statements.
(Continued)

SIERRA PACIFIC RESOURCES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
Sierra Pacific Power Company
8.00% SPPC Series A due 2008	320,000	320,000
6.25% SPPC Series H due 2012	100,000	100,000
6.00% SPPC Series M due 2016	300,000	—

Subtotal	720,000	420,000

Variable Rate Notes
NPC PCRB Series 2000B due 2009	15,000	15,000
NPC IDRB Series 2000A due 2020	100,000	100,000
NPC PCRB Series 2006 due 2036	39,500	—
NPC PCRB Series 2006A due 2032	40,000	—
NPC PCRB Series 2006B due 2039	13,000	—

Subtotal	207,500	115,000

Debt Secured by General and Refunding Mortgage Securities NPC Revolving Credit Facility	50,000	150,000
5.00% SPPC Series 2001 due 2036	80,000	80,000

Subtotal	130,000	230,000

Unsecured Debt
Revenue Bonds
Nevada Power Company
5.30% NPC Series 1995D due 2011	14,000	14,000
5.35% NPC Series 1995E due 2022	—	13,000
5.45% NPC Series 1995D due 2023	6,300	6,300
5.50% NPC Series 1995C due 2030	44,000	44,000
5.60% NPC Series 1995A due 2030	76,750	76,750
5.90% NPC Series 1995B due 2030	85,000	85,000
5.80% NPC Series 1997B due 2032	—	20,000
5.90% NPC Series 1997A due 2032	52,285	52,285
6.38% NPC Series 1996 due 2036	—	20,000

Subtotal	278,335	331,335

Other Notes
Sierra Pacific Resources
7.803% SPR Senior Notes due 2012	99,142	99,142
8.625% SPR Notes due 2014	335,000	335,000
6.75% SPR Senior Notes due 2017	225,000	225,000

Subtotal, excluding current portion	659,142	659,142

Unamortized bond premium and discount, net	(12,058)	(3,495)

Nevada Power Company
8.2% Junior Subordinated Debentures of NPC, due 2037	—	122,548
7.75% Junior Subordinated Debentures of NPC, due 2038	—	72,165

Subtotal	—	194,713

Obligations under capital leases	50,206	56,921
Current maturities and sinking fund requirements	(41,051)	(58,909)
Other, excluding current portion	5,963	7,665

Total Long-Term Debt	4,162,341	3,817,122

TOTAL CAPITALIZATION	$6,755,354	$5,927,276

The accompanying notes are an integral part of the financial statements.
(Concluded)

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Utility Plant at Original Cost:
Plant in service	$5,076,001	$4,106,489
Less accumulated provision for depreciation	1,246,989	1,128,209

	3,829,012	2,978,280
Construction work-in-progress	280,466	698,206

	4,109,478	3,676,486

Investments and other property, net	23,137	29,249

Current Assets:
Cash and cash equivalents	46,069	98,681
Restricted cash	—	52,374
Accounts receivable less allowance for uncollectible accounts:
2006-$34,490; 2005-$30,386	357,591	232,086
Accounts receivable, affiliated companies	11,368	3,738
Deferred energy costs — electric (Note 1)	117,856	186,355
Materials, supplies and fuel, at average cost	58,172	46,835
Risk management assets (Note 5)	17,311	22,404
Deposits and prepayments for energy	7,145	16,303
Other	12,365	16,075

	627,877	674,851

Deferred Charges and Other Assets:
Deferred energy costs — electric (Note 1)	407,779	214,587
Regulatory tax asset	154,461	155,304
Other regulatory assets	417,347	362,567
Risk management regulatory assets — net (Note 5)	69,823	—
Unamortized debt issuance costs	39,503	37,157
Other	52,554	23,720

	1,141,467	793,335

TOTAL ASSETS	$5,901,959	$5,173,921

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder’s equity	$2,166,719	$1,762,089
Long-term debt	2,429,256	2,214,063

	4,595,975	3,976,152

Current Liabilities:
Current maturities of long-term debt	18,651	6,509
Accounts payable	149,463	164,169
Accrued interest	46,848	33,031
Dividends declared	74	397
Accrued salaries and benefits	18,377	15,537
Current income taxes payable	2,068	3,159
Intercompany Income taxes payable	10,182	—
Deferred income taxes	7,019	57,392
Risk management liabilities (Note 5)	74,283	10,125
Accrued taxes	3,875	2,817
Contract termination liabilities	—	89,784
Other current liabilities	48,863	46,425

	379,703	429,345

Commitments and Contingencies (Note 6)
Deferred Credits and Other Liabilities:
Deferred income taxes	518,614	362,973
Deferred investment tax credit	15,617	16,832
Regulatory tax liability	14,096	15,068
Customer advances for construction	111,970	98,056
Accrued retirement benefits	22,125	22,203
Risk management regulatory liability — net (Note 5)	—	590
Regulatory liabilities	165,618	173,527
Other	78,241	79,175

	926,281	768,424

TOTAL CAPITALIZATION AND LIABILITIES	$5,901,959	$5,173,921

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Electric	$776,235	$675,181	$1,701,379	$1,480,699

OPERATING EXPENSES:
Operation:
Purchased power	289,975	393,414	638,664	763,096
Fuel for power generation	183,622	86,282	425,138	195,134
Deferral of energy costs-net	19,960	(76,899)	53,748	(32,965)
Reinstatement of deferred energy costs (Note 6)	(178,825)	—	(178,825)	—
Other	54,927	55,760	156,765	155,971
Maintenance	15,719	10,624	44,307	43,976
Depreciation and amortization	34,955	31,258	104,076	92,421
Taxes:
Income taxes	103,853	42,092	103,617	40,054
Other than income	7,129	6,477	21,287	19,543

	531,315	549,008	1,368,777	1,277,230

OPERATING INCOME	244,920	126,173	332,602	203,469

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	1,986	5,119	10,140	13,017
Interest accrued on deferred energy	4,786	5,557	17,695	14,298
Carrying charge for Lenzie (Note 1)	10,040	—	23,206	—
Other income	4,080	5,238	12,831	17,600
Other expense	(2,050)	(1,608)	(6,353)	(5,001)
Income taxes	(6,735)	(4,578)	(19,785)	(12,625)

	12,107	9,728	37,734	27,289

Total Income Before Interest Charges	257,027	135,901	370,336	230,758

INTEREST CHARGES:
Long-term debt	43,355	38,587	132,285	121,729
Other	4,537	4,204	11,828	12,775
Allowance for borrowed funds used during construction	(1,978)	(6,362)	(10,050)	(16,154)

	45,914	36,429	134,063	118,350

NET INCOME	$211,113	$99,472	$236,273	$112,408

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$236,273	$112,408
Non-cash items included in net loss:
Depreciation and amortization	104,076	92,421
Deferred taxes and deferred investment tax credit	113,015	52,680
AFUDC	(20,190)	(29,171)
Amortization of deferred energy costs	95,830	108,480
Reinstatement of deferred energy costs	(178,825)	—
Carrying charge on Lenzie plant	(26,957)	—
Other non-cash	(26,129)	(22,201)
Changes in certain assets and liabilities:
Accounts receivable	(159,526)	(110,556)
Deferral of energy costs	(59,765)	(137,048)
Deferral of energy costs — terminated suppliers	1,607	—
Materials, supplies and fuel	(11,336)	(1,070)
Other current assets	12,868	15,308
Accounts payable	(13,302)	57,677
Payment to terminating supplier	(37,410)	—
Proceeds from claim on terminating supplier	26,391	—
Other current liabilities	20,152	27,739
Risk Management assets and liabilities	(1,161)	1,206
Other assets	10,205	312
Other liabilities	(7,977)	(4,833)

Net Cash from Operating Activities	77,839	163,352

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant	(555,786)	(435,413)
AFUDC and other charges to utility plant	20,190	29,171
Customer advances for construction	13,913	13,839
Contributions in aid of construction	19,673	6,971

Net cash used for utility plant	(502,010)	(385,432)
Investments in subsidiaries and other property — net	6,351	1,921

Net Cash used by Investing Activities	(495,659)	(383,511)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,689,134	50,000
Retirement of long-term debt	(1,491,958)	(212,007)
Additional investment by parent company	200,000	230,541
Dividends paid	(31,968)	(27,098)

Net Cash from Financing Activities	365,208	41,436

Net Decrease in Cash and Cash Equivalents	(52,612)	(178,723)
Beginning Balance in Cash and Cash Equivalents	98,681	243,323

Ending Balance in Cash and Cash Equivalents	$46,069	$64,600

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$136,072	$123,683
Income taxes	$4,714	$—
The accompanying notes are an integral part of the financial statements

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
Common Shareholder’s Equity:
Common stock, $1.00 par value, 1,000 shares authorized, issued and Outstanding	$1	$1
Other paid-in capital	2,008,848	1,808,848
Retained Earning (Deficit)	161,210	(43,422)
Accumulated other comprehensive loss	(3,340)	(3,338)

Total Common Shareholder’s Equity	2,166,719	1,762,089

Long-Term Debt:
Secured Debt
First Mortgage Bonds
8.50% Series Z due 2023	—	35,000
Debt Secured by First Mortgage Bonds
Revenue Bonds
6.60% Series 1992B due 2019	—	39,500
6.70% Series 1992A due 2022	—	105,000
7.20% Series 1992C due 2022	—	78,000

Subtotal	—	257,500

General and Refunding Mortgage Securities
10.88% Series E due 2009	12,554	162,500
8.25% Series A due 2011	350,000	350,000
6.50% Series I due 2012	130,000	130,000
9.00% Series G due 2013	227,500	227,500
5.875% Series L due 2015	250,000	250,000
5.95% Series M due 2016	210,000	—
6.65% Series N due 2036	370,000	—
6.00% Series O due 2018	325,000	—

Subtotal	1,875,054	1,120,000

Variable Rate Notes
PCRB Series 2000B due 2009	15,000	15,000
IDRB Series 2000A due 2020	100,000	100,000
PCRB Series 2006 due 2036	39,500	—
PCRB Series 2006A due 2032	40,000	—
PCRB Series 2006B due 2039	13,000	—

Subtotal	207,500	115,000

Debt Secured by General and Refunding Mortgage Securities

Revolving Credit Facility	50,000	150,000

Unsecured Debt
Revenue Bonds
5.30% Series 1995D due 2011	14,000	14,000
5.35% Series 1995E due 2022	—	13,000
5.45% Series 1995D due 2023	6,300	6,300
5.50% Series 1995C due 2030	44,000	44,000
5.60% Series 1995A due 2030	76,750	76,750
5.90% Series 1995B due 2030	85,000	85,000
5.80% Series 1997B due 2032	—	20,000
5.90% Series 1997A due 2032	52,285	52,285
6.38% Series 1996 due 2036	—	20,000

Subtotal	278,335	331,335

Unamortized bond premium and discount, net	(13,222)	(4,942)

8.2% Junior Subordinated Debentures due 2037	—	122,548
7.75% Junior Subordinated Debentures due 2038	—	72,165

Subtotal	—	194,713

Obligations under capital leases	50,206	56,921
Current maturities and sinking fund requirements	(18,651)	(6,509)
Other, excluding current portion	34	45

Total Long-Term Debt	2,429,256	2,214,063

TOTAL CAPITALIZATION	$4,595,975	$3,976,152

The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Utility Plant at Original Cost:
Plant in service	$2,774,175	$2,695,427
Less accumulated provision for depreciation	1,080,934	1,041,107

	1,693,241	1,654,320
Construction work-in-progress	191,325	66,799

	1,884,566	1,721,119

Investments and other property, net	802	842

Current Assets:
Cash and cash equivalents	83,448	38,153
Restricted cash	—	14,871
Accounts receivable less allowance for uncollectible accounts:
2006-$6,507; 2005-$5,634	141,375	180,973
Accounts receivable, affiliated companies	—	40,278
Deferred energy costs — electric (Note 1)	35,648	67,342
Deferred energy costs — gas (Note 1)	—	5,825
Materials, supplies and fuel, at average cost	40,912	41,608
Risk management assets (Note 5)	10,946	27,822
Deposits and prepayments for energy	6,754	28,751
Other	8,712	9,547

	327,795	455,170

Deferred Charges and Other Assets:
Deferred energy costs — electric (Note 1)	55,410	40,725
Deferred energy costs — gas (Note 1)	—	845
Regulatory tax asset	111,886	93,957
Other regulatory assets	225,571	205,578
Risk management assets (Note 5)	159	—
Risk management regulatory assets — net (Note 5)	39,841	—
Unamortized debt issuance costs	14,884	12,693
Other	13,557	15,372

	461,308	369,170

TOTAL ASSETS	$2,674,471	$2,546,301

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder’s equity	$770,640	$727,777
Preferred stock	—	50,000
Long-term debt	1,072,076	941,804

	1,842,716	1,719,581

Current Liabilities:
Current maturities of long-term debt	22,400	52,400
Accounts payable	59,351	56,661
Accounts payable, affiliated companies	13,894	—
Accrued interest	28,810	10,993
Dividends declared	—	968
Accrued salaries and benefits	16,421	14,032
Current income taxes payable	—	49,673
Intercompany income taxes payable	18,088	—
Deferred income taxes	8,438	21,832
Risk management liabilities (Note 5)	43,101	6,455
Accrued taxes	4,291	3,541
Contract termination liabilities	—	39,216
Other current liabilities	11,349	10,299

	226,143	266,070

Commitments and Contingencies (Note 6)
Deferred Credits and Other Liabilities:
Deferred income taxes	283,149	244,244
Deferred investment tax credit	20,473	21,793
Regulatory tax liability	21,089	23,156
Customer advances for construction	77,495	72,005
Accrued retirement benefits	45,207	40,269
Risk management regulatory liability — net (Note 5)	—	15,015
Regulatory liabilities	121,172	110,911
Other	37,027	33,257

	605,612	560,650

TOTAL CAPITALIZATION AND LIABILITIES	$2,674,471	$2,546,301

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Electric	$284,339	$268,109	$767,133	$712,318
Gas	21,106	15,574	141,128	115,248

	305,445	283,683	908,261	827,566

OPERATING EXPENSES:
Operation:
Purchased power	106,158	111,409	267,914	260,498
Fuel for power generation	73,066	67,439	188,827	176,427
Gas purchased for resale	13,492	12,906	105,240	89,410
Deferral of energy costs — electric — net	(2,260)	(17,414)	20,973	(7,591)
Deferral of energy costs — gas — net	1,130	(2,001)	7,214	(997)
Other	34,119	29,334	101,413	97,872
Maintenance	8,065	6,313	24,833	20,064
Depreciation and amortization	21,075	22,610	66,037	67,534
Taxes:
Income taxes	9,435	10,186	19,162	19,540
Other than income	4,622	4,762	15,311	15,441

	268,902	245,544	816,924	738,198

OPERATING INCOME	36,543	38,139	91,337	89,368

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	1,357	429	3,509	1,229
Interest accrued on deferred energy	1,433	1,785	4,878	5,061
Other income	2,491	1,681	7,301	4,148
Other expense	(2,138)	(1,476)	(6,806)	(4,709)
Income taxes	(1,065)	(782)	(3,087)	(1,997)

	2,078	1,637	5,795	3,732

Total Income Before Interest Charges	38,621	39,776	97,132	93,100

INTEREST CHARGES:
Long-term debt	18,134	17,307	53,958	51,933
Other	1,341	1,001	3,694	3,402
Allowance for borrowed funds used during construction and capitalized interest	(882)	(390)	(2,819)	(1,129)

	18,593	17,918	54,833	54,206

NET INCOME	20,028	21,858	42,299	38,894

Dividend Requirements and premium on redemption of preferred stock	—	975	2,341	2,925

Earnings applicable to common stock	$20,028	$20,883	$39,958	$35,969

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$42,299	$38,894
Non-cash items included in net income:
Depreciation and amortization	66,037	67,534
Deferred taxes and deferred investment tax credit	(27,392)	(548)
AFUDC	(6,328)	(2,358)
Amortization of deferred energy costs — electric	34,449	32,074
Amortization of deferred energy costs — gas	4,773	(486)
Other non-cash	2,470	(4,116)
Changes in certain assets and liabilities:
Accounts receivable	64,902	39,433
Deferral of energy costs — electric	(18,143)	(42,869)
Deferral of energy costs — gas	1,897	(902)
Deferral of energy costs — terminated suppliers	702	—
Materials, supplies and fuel	695	(4,711)
Other current assets	22,832	13,264
Accounts payable	12,914	(173)
Payment to terminating supplier	(27,958)	—
Proceeds from claim on terminating supplier	14,974	—
Other current liabilities	22,004	17,506
Risk Management assets and liabilities	(1,493)	2,400
Other assets	321	—
Other liabilities	3,308	(1,975)

Net Cash from Operating Activities	213,263	152,967

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant	(213,294)	(92,904)
AFUDC and other charges to utility plant	6,328	2,358
Customer advances for construction	5,489	6,801
Contributions in aid of construction	9,201	8,404

Net cash used for utility plant	(192,276)	(75,341)
Disposal of subsidiaries and other property — net	40	36

Net Cash used by Investing Activities	(192,236)	(75,305)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Change in restricted cash and investments	3,612	2,034
Proceeds from issuance of long-term debt	492,619	—
Retirement of long-term debt	(402,671)	(1,998)
Redemption of preferred stock	(51,366)	—
Dividends paid	(17,926)	(22,777)

Net Cash from (used by) Financing Activities	24,268	(22,741)

Net Increase in Cash and Cash Equivalents	45,295	54,921
Beginning Balance in Cash and Cash Equivalents	38,153	19,319

Ending Balance in Cash and Cash Equivalents	$83,448	$74,240

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$42,358	$39,380
Income taxes	$12	$—

Noncash Activities:
Transfer of Regulatory Asset (Note 8)	$18,888	$—
The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
Common Shareholder’s Equity:
Common stock, $3.75 par value, 1,000 shares authorized, issued and outstanding	$4	$4
Other paid-in capital	828,991	810,103
Retained Deficit	(56,564)	(80,538)
Accumulated other comprehensive loss	(1,791)	(1,792)

Total Common Shareholder’s Equity	770,640	727,777

Cumulative Preferred Stock:
Not subject to mandatory redemption; 2,000,000 shares outstanding; $25 stated value SPPC Class A Series 1; $1.95 dividend	—	50,000

Long-Term Debt:
Secured Debt
Debt Secured by First Mortgage Bonds
Revenue Bonds
6.35% Series 1992B due 2012	1,000	1,000
6.55% Series 1987 due 2013	39,500	39,500
6.30% Series 1987 due 2014	45,000	45,000
6.65% Series 1987 due 2017	92,500	92,500
6.55% Series 1990 due 2020	20,000	20,000
6.30% Series 1992A due 2022	10,250	10,250
5.90% Series 1993A due 2023	9,800	9,800
5.90% Series 1993B due 2023	30,000	30,000
6.70% Series 1992 due 2032	21,200	21,200
Medium Term Notes
6.62% to 6.83% Series C due 2006	20,000	50,000
6.95% to 8.61% Series A due 2022	—	110,000
7.10% to 7.14% Series B due 2023	—	58,000

Subtotal	289,250	487,250

General and Refunding Mortgage Securities
8.00% Series A due 2008	320,000	320,000
6.25% Series H due 2012	100,000	100,000
6.00% Series M due 2016	300,000	—

Subtotal	720,000	420,000

Debt Secured by General and Refunding Mortgage Securities
5.00% Series 2001 due 2036	80,000	80,000

Subtotal	80,000	80,000

Unamortized bond premium and discount, net	(704)	(666)
Current maturities and sinking fund requirements	(22,400)	(52,400)
Other, excluding current portion	5,930	7,620

Total Long-Term Debt	1,072,076	941,804

TOTAL CAPITALIZATION	$1,842,716	$1,719,581

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
     The results of operations and cash flows of SPR, NPC and SPPC for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.
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
     The following deferred energy costs were included in the consolidated balance sheets as of September 30, 2006 (dollars in thousands):

	September 30, 2006
	NPC	SPPC	SPPC		SPR
Description	Electric	Electric	Gas		Total
Unamortized balances approved for collection in current rates
Electric — NPC Period 1 (Reinstatement of deferred energy costs)(1)	$178,825	$—	$—		$178,825
Electric — NPC Period 3 (effective 4/05, 2 years)	6,152	—	—		6,152
Electric — SPPC Period 3 (effective 6/05, 27 months)	—	10,313	—		10,313
Electric — NPC Period 4 (effective 4/05, 2 years)	19,899	—	—		19,899
Electric — NPC Period 5 (effective 8/06, 2 years)	154,617	—	—		154,617
Electric — SPPC Period 5 (effective 7/06, 2 years)	—	34,080	—		34,080
Natural Gas — Period 5 (effective 11/05, 1 year)	—	—	(194)		(194)
LPG Gas — Period 3 (effective 11/04, 2 years)	—	—	1		1
Balances pending PUCN approval	—	—	1,075		1,075
Cumulative CPUC balance	—	11,015	—		11,015
Balances accrued since end of periods submitted for PUCN approval	83,757	15,241	(1,262)		97,736
Claims for terminated supply contracts(2)	82,385	20,409	—		102,794

Total	$525,635	$91,058	$(380	)(3)	$616,313

Current Assets
Deferred energy costs — electric	$117,856	$35,648	—		$153,504
Deferred energy costs — gas	—	—	—		—
Deferred Assets
Deferred energy costs — electric	407,779	55,410	—		463,189
Deferred energy costs — gas	—	—	—		—

Current Liabilities	—	—	(380)		(380)

Total	$525,635	$91,058	$(380)		$616,313

(1)	Amount not in current rates. As discussed in Note 6, Commitments and Contingencies, Nevada Power Company 2001 Deferred Energy Case, the recovery period for this amount has yet to be determined by the PUCN.

(2)	Amounts related to claims for terminated supply contracts are discussed in Note 6, Commitments and Contingencies.

(3)	Credits represent over-collections, that is, the extent to which gas or fuel and purchased power costs recovered through rates exceed actual gas or fuel and purchased power costs. Accordingly, amounts are reflected in current liabilities.
Carrying Charge on the Lenzie Generating Station
     In 2004, the Public Utility Commission of Nevada (PUCN) granted NPC’s request to designate the Chuck Lenzie Generating Station (“Lenzie”) as a critical facility and allowed a 2% enhanced Return on Equity (ROE) to be applied to the Lenzie construction costs expended after acquisition. The order allowed for an additional 1% enhanced ROE if the two Lenzie generating units were brought on line early. In addition, the PUCN granted NPC’s request to begin accumulating a carrying charge as a regulatory asset including the 3% enhanced ROE (collectively referred to as “carrying charges”), until the plant is included in rates.
     Units 1 and 2 were declared commercially operable in January 2006 and April 2006, respectively, qualifying for the incentive ROE treatment. Based on the regulatory order, through September 30, 2006, NPC has accumulated approximately $27.0 million in carrying charges; however, $3.8 million of this amount has not been recorded for financial reporting purposes as it represents equity carrying costs that are not recognized until collected through regulated rates. For financial reporting purposes, through September 30, 2006, NPC recognized $23.2 million in other income, and recorded a corresponding regulatory asset, which represents only the carrying charge component associated with incurred debt costs. NPC expects to seek recovery of the $27.0 million in carrying charges in its next general rate case to be filed in mid-November.

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
          This statement is effective for years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. SPR has early adopted SFAS 155, as of January 1, 2006, however, as of September 30, 2006, SPR and the Utilities do not have any financial instruments that meet the criteria specified under SFAS 155.
     SFAS 157
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for SPR and the Utilities beginning January 1, 2008. SPR and the Utilities are currently evaluating the impact of the adoption of SFAS 157 on their consolidated financial statements.
     SFAS 158
          In September 2006, the FASB issued SFAS 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132-(R).” SFAS 158 seeks to address certain important deficiencies the FASB finds in today’s pension accounting. Currently, changes in a plan’s assets and its benefit obligation are not being recognized as they occur and important information about postretirement plans is currently being relegated to the footnotes rather than being recognized in the financial statements. Specifically, the amendment will require SPR and the Utilities to recognize the overfunded or underfunded status of defined benefit postretirement plans in their Consolidated Balance Sheets. An overfunded status would result in the recognition of an asset and an underfunded status would result in the recognition of a liability. The adjustment to record an asset or liability would be offset by a regulatory asset or liability. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SPR and the Utilities are currently assessing the impact SFAS 158 will have on their consolidated financial position, the outcome of which may be material. However, management does not currently believe that any adjustment for 2006 would affect SPR’s or the Utilities compliance with the covenants under their respective financing agreements or their ability to incur additional indebtedness.
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
     FIN 48
          In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. SPR and the Utilities are in the process of evaluating the impact FIN 48 will have on their consolidated financial statements.
     SAB 108
          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that SPR and the Utilities quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective as of December 31, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. SPR and the Utilities are currently evaluating the impact of adopting SAB 108 on their consolidated financial statements.
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
          The net assets and operating results of SPC are reported as discontinued operations in the financial statements for 2006 and 2005. Accordingly, the segment information excludes financial information of SPC. NPC’s total assets changed from the amounts reported in the 2005 10-K, mainly due to the acquisition of the Silverhawk Generation Facility in the first quarter of 2006, costs to complete construction of Lenzie, and reinstated deferred energy costs of approximately $180 million as discussed in Note 6, Commitments and Contingencies, Nevada Power Company 2001 Deferred Energy Case.
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

Financial data for business segments is as follows (dollars in thousands):

Three Months Ended	NPC	SPPC	Total			Reconciling
September 30, 2006	Electric	Electric	Electric	Gas	Other	Eliminations	Consolidated

Operating Revenues	$776,235	$284,339	$1,060,574	$21,106	$287	$—	$1,081,967

Operating Income [1]	$244,920	$36,056	$280,976	$487	$2,345	$—	$283,808

Three Months Ended	NPC	SPPC	Total			Reconciling
September 30, 2005	Electric	Electric	Electric	Gas	Other	Eliminations	Consolidated

Operating Revenues	$675,181	$268,109	$943,290	$15,574	$262	$—	$959,126

Operating Income	$126,173	$38,885	$165,058	$(746)	$(1,428)	$—	$162,884

Nine Months Ended	NPC	SPPC	Total			Reconciling
September 30, 2006	Electric	Electric	Electric	Gas	Other	Eliminations	Consolidated

Operating Revenues	$1,701,379	$767,133	$2,468,512	$141,128	$1,302	$—	$2,610,942

Operating Income[1]	$332,602	$84,866	$417,468	$6,471	$10,186	$—	$434,125

Assets	$5,901,959	$2,333,342	$8,235,301	$255,401	$246,056	$85,728	$8,822,486

Nine Months Ended	NPC	SPPC	Total			Reconciling
September 30, 2005	Electric	Electric	Electric	Gas	Other	Eliminations	Consolidated

Operating Revenues	$1,480,699	$712,318	$2,193,017	$115,248	$873	$—	$2,309,138

Operating Income	$203,469	$83,824	$287,293	$5,544	$9,888	$—	$302,725

	NPC	SPPC	Total			Reconciling
December 31, 2005	Electric	Electric	Electric	Gas	Other	Eliminations	Consolidated

Assets	$5,173,921	$2,218,938	$7,392,859	$245,707	$150,324	$81,656	$7,870,546

[1]	Operating income for the three and nine months ended September 30, 2006 increased significantly from prior periods primarily due to the reinstatement of deferred energy costs as discussed further in Note 6, Commitments and Contingencies, Nevada Power Company 2001 Deferred Energy Case.
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
          On April 12, 2006, the PUCN approved an agreement among the interveners and NPC, which, effective May 1, 2006, set NPC’s BTER rates such that an estimated $112 million (revised by June 28, 2006 DEAA agreement — see below) of new revenues would be collected for fuel and power purchases in addition to the start of an $8.4 million collection related to a previous DEAA rate case. Combined, the approximately $120 million increase represented an overall average rate increase of approximately 6.5%.
          In the Deferred Energy portion of the case, NPC had requested authorization to recover $171.5 million of previously incurred purchased fuel and power costs over a one year period. On June 28, 2006, the PUCN approved a negotiated settlement, which specified (1) a reduction of $1.6 million to the BTER approved on April 12, 2006 based on an updated projection of costs and (2) granted NPC full recovery of the $171.5 million of deferred costs during a two year period beginning August 1, 2006. However, the $171.5 million was reduced by a $16.5 million payment previously received by NPC in connection with the Lenzie acquisition. Under this agreement, the DEAA rate changes required to asymmetrically recover the deferred balance are scheduled to be implemented during a two year period such that they will be offset by the expiration of previously approved DEAA rates. As a result, no rate increase was required.

     Sierra Pacific Power Company
2006 Natural Gas and Propane Deferred Energy and BTER Update
          On May 15, 2006, SPPC’s gas distribution operation filed applications with the PUCN seeking recovery of deferred natural gas and propane costs accumulated between April 1, 2005 and March 31, 2006. The applications sought to establish a new natural gas DEAA rate to recover $2.5 million of deferred natural gas costs and a new propane DEAA rate to recover $120 thousand of deferred propane costs. SPPC also requested authorization to increase going forward natural gas and propane BTER’s to reflect forecasted gas costs. The new natural gas BTER was expected to increase revenue by $24.5 million. Combined with the expiration of a previous DEAA rate, the requested natural gas rate increases (DEAA and BTER) totaled approximately 10%. The new propane BTER was expected to increase revenue by $66 thousand, which combined with the $120 thousand in deferred costs and the expiration of previously implemented DEAA rates, resulted in an overall requested propane rate increase of approximately 30%.
          On October 25, 2006, the PUCN approved negotiated natural gas and propane settlements which consolidated the deferred natural gas and propane balances for collection from all gas customers and reduced the combined balance to $1.1 million. The agreements transferred approximately $1.4 million to other deferral periods and $.1 million to expense accounts. The agreements called for the cost recovery to occur over a 12 month period beginning December 1, 2006.
          The negotiated going forward natural gas rate is expected to recover an additional $1.3 million in revenue, which is a decrease from the originally requested $24.5 million. The decrease reflects more current natural gas price expectations.
          These settlements, combined with the expiration of a previous natural gas DEAA rate will cause natural gas customer rates to decrease by 2.5% and cause propane customer rates to increase by 3.3%.
December 2005 Electric Deferred Energy and BTER Update
          On December 1, 2005, SPPC filed an electric DEAA rate case application with the PUCN. The application sought recovery of purchased fuel and power costs and requested an increase in SPPC’s going forward BTER to reflect future energy costs. Refer to the 2005 Form 10-K for specific details about this filing.
          On April 12, 2006, the PUCN issued an order authorizing SPPC to increase its BTER on May 1, 2006, such that SPPC expects to collect $31 million in new revenues for purchased power. The change represented a 3.5% increase to customer rates.
          In the Deferred Energy portion of this case, SPPC had requested authorization to begin a one year recovery of the $46.7 million of previously incurred purchased fuel and power costs on July 1, 2006. On June 7, 2006, the PUCN approved a negotiated settlement, which granted SPPC full recovery of the deferred costs during a two year period beginning July 1, 2006. Under this agreement, the DEAA rate changes required to asymmetrically recover the $46.7 million deferred balance are scheduled to be implemented such that they will be offset by the expiration of previously approved DEAA rates. As a result, no rate increase was required.
2005 Electric and Gas General Rate Cases
          On October 3, 2005, SPPC filed a gas general rate case along with its statutorily required electric general rate case. Refer to the 2005 Form 10-K for specific details about this filing.
          On April 27, 2006, the PUCN issued its order to change electric and gas general rates. Although the order differed from our requested filing, the changes did not require material adjustments to net income. The PUCN vote resulted in the following significant items:
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

NOTE 4.  LONG-TERM DEBT
     As of September 30, 2006, NPC’s, SPPC’s and SPR’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the balance of 2006, for the next four years and thereafter are shown below (dollars in thousands):

			SPR Holding Co. and
	NPC	SPPC	Other Subs.	SPR Consolidated
2006	$16,882	$20,530	$—	$37,412
2007	5,950	2,400	—	8,350
2008	7,066	322,400	—	329,466
2009	22,138	600	—	22,738
2010	57,843	—	—	57,843

	109,879	345,930	—	455,809
Thereafter	2,351,250	749,250	659,142	3,759,642

	2,461,129	1,095,180	659,142	4,215,451
Unamortized Premium(Discount) Amount	(13,222)	(704)	1,867	(12,059)

Total	$2,447,907	$1,094,476	$661,009	$4,203,392

          Substantially all utility plant is subject to the liens of NPC’s and SPPC’s indentures under which their respective General and Refunding Mortgage bonds are issued and SPPC’s First Mortgage Bonds are issued.
Financing Transactions (NPC)
     Pollution Control Refunding Revenue Bonds, Series 2006, 2006A and 2006B
          On August 17, 2006, on behalf of NPC, Clark County, Nevada (Clark County) issued $39.5 million aggregate principal amount of its Pollution Control Refunding Revenue Bonds, Series 2006, due January 1, 2036. On the same date, on behalf of NPC, Coconino County, Arizona Pollution Control Corporation (Coconino County) issued $40 million aggregate principal amount of its Pollution Control Refunding Revenue Bonds, Series 2006A, due September 1, 2032, and $13 million aggregate principal amount of its Pollution Control Refunding Revenue Bonds, Series 2006B, due March 1, 2039.
          In connection with the issuance of these Bonds, NPC entered into financing agreements with Clark County and Coconino County, pursuant to which Clark County and Coconino County will lend the proceeds from the sales of the bonds to NPC. NPC’s payment obligations under the financing agreements are secured by NPC’s General and Refunding Mortgage Notes, Series P.
          The interest rates of the Bonds will be determined by an auction. The method of determining the interest rate on the Bonds may be converted from time to time so that such Bonds would thereafter bear interest at a daily, weekly, flexible, auction or term rate as designated.
          The proceeds of the offering were used to refund the following, all of which were previously issued for the benefit of NPC:
•	$39.5 million principal amount of Clark County’s Pollution Control Refunding Revenue Bonds, Series 1992B,

•	$20 million principal amount of Coconino County’s Pollution Control Revenue Bonds, Series 1996,

•	$20 million principal amount of Coconino County’s Pollution Control Revenue Bonds, Series 1997B, and

•	$13 million principal amount of Coconino County’s Pollution Control Revenue Bonds, Series 1995E.
     General and Refunding Mortgage Notes, Series O
          On May 12, 2006, NPC issued and sold $250 million in aggregate principal amount of 6.5% General and Refunding Mortgage Notes, Series O, due 2018. The Series O Notes were issued with registration rights. Proceeds of the offering, together with available cash, were utilized to:
•	fund the early redemption of $78 million aggregate principal amounts of NPC’s 7.2% Industrial Development Revenue Bonds, Series 1992 C, due 2022,

•	fund the early redemption, in June 2006, of approximately $72.2 million aggregate principal amount of NPC’s 7.75% Junior Subordinated Debentures due 2038 (when the debentures were repaid upon redemption, the proceeds from the repayment were used to simultaneously redeem an equal amount of the 7.75% Cumulative Quarterly Preferred Securities of NVP Capital III, a wholly-owned subsidiary of NPC),

•	repay amounts outstanding under NPC’s revolving credit facility, and

•	pay related fees from the offering, and for general corporate purposes.

          On June 26, 2006, NPC issued an additional $75 million in aggregate principal amount of its 6.5% General and Refunding Mortgage Notes, Series O, as part of the same series as the original Notes. The aggregate principal amount of 6.5% General and Refunding Mortgage Notes, Series O, due 2018, outstanding is $325 million as of September 30, 2006. The proceeds from the second issuance, along with the proceeds from an offering of $120 million of NPC’s 6.65% General and Refunding Mortgage Notes, Series N, due 2036 (described below) were used to pay the total consideration for the tender offer for the 10.875% General and Refunding Mortgage Notes, Series E, described below. The remaining proceeds were used to pay related fees and expenses from this offering, and for general corporate purposes.
General and Refunding Mortgage Notes, Series N
          On April 3, 2006, NPC issued and sold $250 million of its 6.65% General and Refunding Mortgage Notes, Series N, due April 1, 2036. The Series N Notes were issued with registration rights. Proceeds of the offering, together with available cash, were utilized to:
•	fund the early redemption of $35 million aggregate principal amount of NPC’s 8.50% Series Z First Mortgage Bonds due 2023 plus approximately $1 million of associated redemption premiums,

•	fund the early redemption of $105 million aggregate principal amount of 6.70% Industrial Development Revenue Bonds, due 2022, and

•	fund the early redemption of approximately $122.5 million aggregate principal amount of NPC’s 8.20% Junior Subordinated Debentures due 2037 (when the debentures were repaid upon redemption, the proceeds from the repayment were used to simultaneously redeem an equal amount of the 8.20% Cumulative Quarterly Preferred Securities of NVP Capital I, a wholly-owned subsidiary of NPC).
          On June 26, 2006, NPC issued an additional $120 million in aggregate principal amount of its 6.65% General and Refunding Mortgage Notes, Series N, as part of the same series as the original Notes. The aggregate principal amount of 6.65% General and Refunding Mortgage Notes, Series N, due 2036, outstanding is $370 million as of September 30, 2006. The proceeds from the second issuance, along with the proceeds from an offering of $75 million of NPC’s 6.5% General and Refunding Mortgage Notes, Series O, due 2018 (described above) were used to pay the total consideration for the tender offer on the 10.875% General and Refunding Mortgage Notes, Series E, described below.
Tender Offer for General and Refunding Mortgage Notes, Series E
          On June 1, 2006, NPC commenced a tender offer for all of its 10.875% General and Refunding Mortgage Notes, Series E, due 2009. In conjunction with that offer, NPC solicited the consent of holders of a majority in aggregate principal amount of the Notes to eliminate substantially all of the restrictive covenants contained in the officer’s certificate governing the Notes. Approximately $150 million of $162.5 million Series E Notes outstanding were validly tendered and accepted by NPC. Those holders who tendered the Notes and delivered their consents by June 14, 2006 were entitled to receive a consent payment of $30 per $1000 principal amount of Notes, plus tender consideration for each $1,000 principal amount of Notes validly tendered. Those holders who tendered the Notes after June 14, 2006, but prior to June 28, 2006, were entitled to receive the tender consideration only. This tender consideration was $1,038.45 in cash plus accrued and unpaid interest up to the June 29, 2006 settlement date per $1,000 principal amount of the Notes tendered. Proceeds from the June 26, 2006 issuance of Series N and Series O Notes (discussed above) were used to fund the tender offer. The total consideration (including the consent payment and accrued interest) paid on June 29, 2006 was approximately $163.6 million. As of September 30, 2006, approximately $12.6 million of the Series E Notes remained outstanding.
          On October 16, 2006, NPC redeemed the remaining $12.6 million aggregate principal amount of the Series E Notes, plus accrued interest, using available cash on hand.
Revolving Credit Facility
          On April 19, 2006, NPC increased the size of its second amended and restated revolving credit facility expiring 2010 to $600 million. The facility will provide additional liquidity for increased commodity prices and temporary bridge financing of capital expenditures. As of September 30, 2006, NPC had $55 million of letters of credit outstanding and had borrowed $50 million under the revolving credit facility. As of October 30, 2006, NPC had $55 million of letters of credit outstanding and had no amounts borrowed under the revolving credit facility.
          The NPC Credit Agreement contains two financial maintenance covenants. The first requires that NPC maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1. The second requires that NPC maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1. As of September 30, 2006, NPC was in compliance with these covenants.

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
General and Refunding Mortgage Notes, Series M
          On January 18, 2006, NPC issued and sold $210 million of its 5.95% General and Refunding Mortgage Notes, Series M, due March 15, 2016. The Series M Notes were issued with registration rights. On February 10, 2006 the net proceeds of the issuance plus available cash were used to repay $210 million of amounts outstanding under NPC’s revolving credit facility, which were borrowed to finance the purchase of a 75% ownership interest in the Silverhawk Generating Facility.
Financing Transactions (SPPC)
Humboldt County Pollution Control Refunding Revenue Bonds
          On October 30, 2006, the 6.35% Humboldt County Pollution Control Refunding Revenue Bonds, Series 1992B, due August 1, 2022, in the amount of $1 million were redeemed at 100% of the stated principal amount, plus accrued interest.
Revolving Credit Facility
          On April 19, 2006, SPPC increased the size of its amended and restated revolving credit facility expiring 2010 to $350 million. The facility will provide additional liquidity for increased commodity prices and temporary bridge financing of capital expenditures. As of September 30, 2006, SPPC had $8 million of letters of credit outstanding and had no amounts borrowed under the revolving credit facility. As of October 30, 2006, SPPC had $8 million of letters of credit and had no amounts borrowed under the revolving credit facility.
          The SPPC Credit Agreement contains two financial maintenance covenants. The first requires that SPPC maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1. The second requires that SPPC maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1. As of September 30, 2006, SPPC was in compliance with these covenants.
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
General and Refunding Mortgage Notes, Series M
          On March 23, 2006, SPPC issued and sold $300 million of its 6.00% General and Refunding Mortgage Notes, Series M, due May 15, 2016. The Series M Notes were issued with registration rights. Proceeds of the offering were used to repay $173 million borrowed under the revolving credit facility that was utilized to:
•	fund the early redemption of $110 million aggregate principal amount of SPPC’s Collateralized Medium Term 6.95% to 8.61% Series A Notes due 2022,

•	fund the early redemption of $58 million aggregate principal amount of SPPC’s Collateralized Medium Term 7.10% to 7.14% Series B Notes due 2023,

•	pay for maturing debt of $30 million aggregate principal amount of SPPC’s Collateralized Medium Term 6.81% to 6.83% Series C Notes due 2006, and

•	pay for $51 million in connection with the redemption of $50 million of SPPC’s Series A Preferred Stock (two million shares of stock were redeemed at a redemption price per share of $25.683, plus accrued dividends to the redemption date of $.4875 per share).
     The remaining $51 million of proceeds have been or will be used as follows:
•	payment for maturing debt of $20 million aggregate principal amount of SPPC’s Collateralized Medium Term 6.62% to 6.65% Series C Notes due November 2006; and

•	payment of related fees and for general corporate purposes.

NOTE 5.	DERIVATIVES AND HEDGING ACTIVITIES
          SPR, SPPC, and NPC apply SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149. As amended, SFAS No. 133 establishes accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change, unless the derivative meets certain defined conditions and qualifies as an effective hedge. SFAS No. 133 also provides a scope exception for contracts that meet the normal purchase and sales criteria specified in the standard. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchase and normal sales are accounted for under deferred energy accounting and not recorded on the Consolidated Balance Sheets at fair value. A majority of the contracts entered into by the Utilities meet the criteria specified for this exception.
          The energy supply function encompasses the reliable and efficient operation of the Utilities generation, the procurement of all fuels and power and resource optimization (i.e., physical and economic dispatch) and is exposed to risks relating to, but not limited to, changes in commodity prices. SPR’s and the Utilities’ objective in using derivative instruments is to reduce exposure to energy price risk. Energy price risks result from activities that include the generation, procurement and marketing of power and the procurement and marketing of natural gas. Derivative instruments used to manage energy price risk from time to time may include: forward contracts, which involve physical delivery of an energy commodity; options, which mitigate price risk by providing the right, but not the requirement, to buy or sell energy related commodities at a fixed price; and swaps, which require the Utilities to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity. These contracts allow the Utilities to reduce the risks associated with volatile electricity and natural gas markets.
          The following table shows the fair value of the derivatives recorded on the Consolidated Balance Sheets of SPR, NPC, and SPPC, and the related regulatory assets/liabilities. The fair values of the Utilities are determined using quoted exchange prices, external dealer prices and available market pricing curves. Due to deferred energy accounting treatment under which the Utilities operate, regulatory assets and liabilities are established to the extent that electricity and natural gas derivative gains and losses are recoverable or payable through future rates, once realized. This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on energy commodity transactions until the period of settlement and to not recognize gains and losses on the Consolidated Statements of Operations:

	September 30, 2006			December 31, 2005
	SPR	NPC	SPPC	SPR	NPC	SPPC

Risk management assets	$28.4	$17.3	$11.1	$50.2	$22.4	$27.8

Risk management liabilities	$117.4	$74.3	$43.1	$16.6	$10.1	$6.5

Risk management regulatory assets (liabilities)	$109.6	$69.8	$39.8	$(15.6)	$(.6)	$(15.0)
          The decrease in risk management assets and the increase in risk management liabilities as of September 30, 2006 as compared to December 31, 2005, are due to unfavorable positions on natural gas options held by the Utilities to hedge energy price risk for their customers, as a result of lower prices for natural gas in 2006.
          Also included in risk management assets were $20.7 million, $12.9 million, and $7.8 million in payments for electric and gas options by SPR, NPC, and SPPC, respectively, at September 30, 2006.

NOTE 6.	COMMITMENTS AND CONTINGENCIES
Environmental
Nevada Power Company
Reid Gardner Station
          In May 1997, the Nevada Division of Environmental Protection (NDEP) ordered NPC to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The NDEP order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds had degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This order also required NPC to submit a Site Characterization Plan to NDEP to ascertain impacts. This plan has been reviewed and approved by NDEP. In collaboration with NDEP, NPC has evaluated remediation requirements. In May 2004, NPC submitted a schedule of remediation actions to NDEP which included proposed dates for corrective action plans and/or suggested additional assessment plans for each specified area. Pond construction and lining costs expended to satisfy the NDEP order to date are approximately $30.8 million. Expenditures for 2006 through 2010 are projected to be approximately $21 million.
          In August 2004, NDEP conducted a Facility Air Quality Operating Permit (Title V permit) inspection at the Reid Gardner Station. NDEP requested monitoring, recordkeeping and reporting items and information pertaining to the sources identified in the Title V permit. NPC complied with the request and any subsequent requests that followed. In September and October 2004, NPC met with NDEP to review the results of NDEP’s inspection. NDEP informed NPC of possible non-compliance with some elements of its Title V permit, and on December 2, 2004 issued Notices of Alleged Violation (NOAVs) relating to record-keeping, monitoring and other alleged administrative infractions. Discussions between NPC and NDEP ensued. On July 20, 2005, NDEP issued new Notices of Alleged Violations (NOAVs). In part, these NOAVs represent reissuance of the previously issued NOAVs dated December 2, 2004 and address additional monitoring and reporting issues for the period September 2002 through December 2004. Additional NOAVs were issued concerning intermittent opacity emissions and the monitoring, record-keeping and reporting of such emissions. All NOAVs are subject to an administrative hearing before the Nevada State Environmental Commission and then to judicial review. In July, 2005 NPC received a letter from the Environmental Protection Agency (EPA) requiring submittal of information relating to compliance of Reid Gardner Station with opacity emission limits and reporting requirements. NPC has responded to the EPA information request. In June, 2006, the EPA issued a Finding and Notice of Violation (NOV).
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
Sierra Pacific Power Company
PCB Treatment, Inc.
          In September 1994, Region VII of the EPA notified SPPC that it was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCB’s) by PCB Treatment, Inc., in two buildings, one located in Kansas City, Kansas and the other in Kansas City, Missouri (the Sites). Prior to 1994, SPPC sent PCB contaminated material to PCB Treatment, Inc. for disposal. Certificates of disposal were issued to SPPC by PCB Treatment, Inc.; however, the contaminated material was not disposed of, but remained on-site. A number of the largest PRP’s formed a steering committee, which completed site investigations and along with the EPA determined that the Sites should be remediated by removing the buildings to the appropriate landfills. SPPC is a member of this steering committee. The cleanup has now been completed on both buildings and are pending inspection and sign off by EPA. The cleanup for the two buildings came in under budget, as such SPPC does not expect any further obligations.

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
          Oral argument was heard on February 23, 2006. On July 20, 2006, the Nevada Supreme Court ruled NPC is allowed to recover $180 million of the disallowed deferred energy costs and directed the District Court to remand the issue back to the PUCN to determine the rate schedule that will be used to recover this amount. In all other respects, the Nevada Supreme Court affirmed the District Court’s decision on the PUCN disallowance. In the third quarter of 2006, as a result of the Nevada Supreme Court decision, NPC recorded approximately $180 million, before tax, of the previously disallowed deferred energy costs in its Statements of Operations as “Reinstatement of Deferred Energy Costs.” NPC is unable to predict the terms of the rate schedule that the PUCN will provide for recovery of this amount.
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
          On October 15, 2004, coal supplier Peabody Western Coal Co. (Peabody) filed a complaint against the Joint Owners in Missouri State Court in St. Louis, seeking reimbursement of royalties and other costs and damages for alleged breach of the coal supply agreement for the Navajo plant. In January 2005, the Joint Owners were served and operating agent, Salt River, has engaged counsel and is defending the suit on behalf of the Joint Owners. NPC believes Peabody’s claims are without merit and intends to contest these.
          On February 10, 2005, the Joint Owners filed Notice of Removal of the complaint to the U. S. District Court, Eastern District of Missouri. On March 17, 2005, Peabody filed a motion to remand the case back to state court in St. Louis, Missouri. Joint Owners have filed a motion to dismiss the complaint for lack of jurisdiction. On May 30, 2006, the Federal District Court granted Peabody’s motion and remanded the case back to state court. On June 29, 2006, Joint Owners filed a new motion to dismiss with the Missouri state court and requested a stay of the discovery proceedings pending the ruling on the new motion. On September 21, 2006, the Missouri state court heard oral arguments on the motion to dismiss. Parties are in the process of completing briefing on the motions. A decision is not expected until early 2007. Several discovery motions remain pending. NPC is unable to predict the outcome of the decisions.
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

          SPPC filed a claim with the insurers Hartford Steam Boiler Inspection and Insurance Co. and Zurich-American Insurance Company (Insurers) for the flume and dam. In December, 2003, SPPC sued the Insurers in the U.S. District Court for the District of Nevada on a coverage dispute relating to potential rebuild costs. In May 2005, Insurers filed a motion for summary judgment on the coverage issue, which has been denied. In October 2005, Insurers filed another (partial) summary judgment motion with respect to coverage, which the court also denied. On June 16, 2006, Insurers filed new summary judgment motions, which SPPC opposed. A settlement conference, initially scheduled for September 27, 2006, was canceled by the court. A trial date has been set for November 14, 2006. Management believes that it has a valid insurance claim and is likely to recover the costs to rebuild the dam through the courts or from other sources.
          Management has not recorded a loss contingency for this matter, as the loss, if any, can not be estimated at this time.
Piñon Pine
          In its 2003 General Rate Case, SPPC sought recovery of its unreimbursed costs associated with the Piñon Pine Coal Gasification Demonstration Project (the “Project”). The Project represented experimental technology tested pursuant to a Department of Energy (DOE) Clean Coal Technology initiative. Under the terms of the Project agreement, SPPC and DOE agreed to each fund 50% of construction costs of the Project. SPPC’s participation in the Project had received PUCN approval as part of SPPC’s 1993 integrated electric resource plan. While the conventional portion of the plant, a gas-fired combined cycle unit, was installed and performed as planned, the coal gasification unit never became fully operational. After numerous attempts to re-engineer the coal gasifier, the technology was determined to be unworkable. In its order of May 25, 2004, the PUCN disallowed $43 million of unreimbursed costs associated with the Project. SPPC filed a Petition for Judicial Review with the Second Judicial District Court of Nevada (District Court) in June 2004 (CV04-01434). On January 25, 2006, the District Court vacated the PUCN’s disallowance in SPPC’s 2003 General Rate Case and remanded the case back to the PUCN for further review as to whether the costs were justly and reasonably incurred (Order). On March 27, 2006, the PUCN appealed the Order to the Nevada Supreme Court (the “Supreme Court”) and filed a motion to stay the Order pending the appeal to the Supreme Court. On June 12, 2006, the District Court granted PUCN’s motion to stay the Order. On July 20, 2006, the Supreme Court issued an order questioning the finality of the District Court’s decision and thus whether it has jurisdiction over the appeal and invited the parties to brief this matter. The BCP and PUCN responded in early August. Parties are awaiting a decision by the Supreme Court. SPPC is unable to predict the outcome of the appeal.
Other Legal Matters
          SPR and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which, in the opinion of management, is expected to have a significant impact on their financial positions, results of operations, or cash flows.
Regulatory Contingencies
Nevada Power Company
Mohave Generation Station (Mohave)
          In 2005, NPC’s ownership interest in Mohave comprised approximately 10% of NPC’s peak generation capacity. Southern California Edison (SCE) is the operating partner of Mohave and NPC owns approximately 14% of the facility.
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
          On December 31, 2005, the Owners of the Mohave plant suspended operation, pending resolution of these issues. However, on June 19, 2006, majority stake holder SCE announced it would no longer participate in the efforts to return the plant to service. As a result, NPC decided it is not economically feasible to continue its participation in the project. On September 28, 2006, Salt River Project announced it remains interested in restarting the Mohave generating station with a new ownership group, tentatively increasing its stake in the plant. Salt River Project currently owns 20% of the Mohave facility. The co-tenancy agreement and the operating agreement between the Owners expired on July 1, 2006. The Owners are negotiating an extension of both agreements including a process that addresses how Owners may sell or assign their right, title, interest and obligations in Mohave.
          In NPC’s 2003 General Rate Case, the PUCN ordered the use of a regulatory asset to accumulate the costs and savings associated with Mohave in the event of its shutdown with recovery of any accumulated costs in a future rate case proceeding. NPC continues to recover the cost of Mohave in rates, as such, associated savings are currently recorded as a reduction in electric operating revenues-other. NPC continues to accumulate all costs and savings associated with the shut down of Mohave in Other Regulatory Assets which has a balance of $18.7 million as of September 30, 2006. In its next general rate case, NPC will seek further clarification on the regulatory treatment of Mohave. In the event any portion of Mohave is disallowed, NPC will have to evaluate the asset for impairment.
Contract Termination Liabilities
     At September 30, 2006 pursuant to the deferred energy accounting provisions of AB 369, included in NPC and SPPC deferred energy balances were approximately $82.4 million and $20.4 million of charges, respectively, for recovery in rates in future periods associated with the terminated power supply contracts. The Utilities will pursue recovery of the payments through future regulatory filings. To the extent that the Utilities are not permitted to recover any portion of these costs, the amounts not permitted would be charged as a current operating expense. A significant disallowance of these costs by the PUCN could have a material effect on the future financial position, results of operations, and cash flows of SPR, NPC, and SPPC.

NOTE 7.	EARNINGS PER SHARE (EPS) (SPR)
          The difference, if any, between basic EPS and diluted EPS is due to potentially dilutive common shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans, and the non-employee director stock plan.
          Emerging Issues Task Force, issue number 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, requires companies to use the “two-class” method to calculate basic EPS, and the “if-converted” method to calculate diluted EPS if the result was dilutive. On September 8, 2005, SPR issued approximately 65.7 million shares of common stock in connection with the early conversion of its 7.25% Convertible Notes. The weighted average shares outstanding were used for the shares from conversion of notes for the three and nine month periods ending September 30, 2005.

The following table outlines the calculation for earnings per share (EPS):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic EPS
Numerator ($000)
Income from continuing operations	$222,261	$62,127	$253,737	$63,636
(Loss) from discontinued operations	$(15)	$(134)	$(72)	$(128)

Earnings applicable to common stock	$222,246	$44,372	$251,324	$40,594
Earnings applicable to convertible notes	$—	$16,646	$—	$19,989

Earnings used for basic calculation	$222,246	$61,018	$251,324	$60,583

Denominator
Weighted average number of common shares outstanding	211,143,616	133,350,770	204,303,110	122,766,016
Shares from conversion of notes	—	50,026,486	—	60,450,634

	211,143,616	183,377,256	204,303,110	183,216,650

Per Share Amounts
Income from continuing operations	$1.05	$0.34	$1.24	$0.35
(Loss) from discontinued operations	$—	$—	$—	$—

Earnings applicable to common stock	$1.05	$0.33	$1.23	$0.33
Earnings applicable to convertible notes	$—	$0.33	$—	$0.33
Diluted EPS
Numerator ($000)
Income from continuing operations	$222,261	$62,127	$253,737	$63,636
(Loss) from discontinued operations	$(15)	$(134)	$(72)	$(128)

Earnings applicable to common stock	$222,246	$61,018	$251,324	$60,583

Denominator (1)
Weighted average number of shares outstanding before dilution	211,143,616	133,350,770	204,303,110	122,766,016
Stock options	86,145	46,329	78,774	40,434
Executive long term incentive plan — restricted	125,432	164,603	114,189	197,310
Non-Employee Director stock plan	32,576	34,514	28,798	28,717
Employee stock purchase plan	3,604	9,920	3,016	5,234
Performance Shares	250,448	119,578	216,936	119,578
Convertible Stock	—	50,026,486	—	60,450,634

	211,641,821	183,752,200	204,744,823	183,607,923

Per Share Amounts
Income from continuing operations	$1.05	$0.34	$1.24	$0.35
(Loss) from discontinued operations	$—	$—	$—	$—

Earnings applicable to common stock	$1.05	$0.33	$1.23	$0.33

(1)	The denominator does not include stock equivalents resulting from the options issued under the nonqualified stock option plan for the three and nine months ended September 30, 2006 and 2005, due to conversion prices being higher than market prices for all periods. Under the nonqualified stock option plan for the three and nine months ended September 30, 2006, 953,995 and 940,287 shares, respectively, would be included and 364,688 and 633,902 shares, respectively, would be included for the three and nine months ended September 30, 2005. The denominator does not include stock equivalents resulting from the conversion of the Corporate PIES, for the three and nine months ended September 30, 2005. The amounts that would be included in the calculation, if the conversion price were met would be 17.3 million shares for each period.

NOTE 8.	GOODWILL AND OTHER MERGER COSTS
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
          The change in the carrying amount of goodwill for the nine-month period ended September 30, 2006 and the allocation of the remaining balance is as follows (dollars in thousands):

	Regulated	Unregulated
	Operations	Operations	Total

Balance as of December 31, 2005	$18,888	$3,989	$22,877

Transfer to SPPC regulatory asset as of June 30, 2006	(18,888)	—	(18,888)

Balance as of September 30, 2006	$—	$3,989	$3,989

Goodwill Allocation to Reporting Units:

TGPC	$—	$3,520	$3,520
LOS	—	469	469

Balance as of September 30, 2006	$—	$3,989	$3,989

NOTE 9.	PENSION AND OTHER POST-RETIREMENT BENEFITS
          A summary of the components of net periodic pension and other postretirement costs for the nine months ended September 30 follows. This summary is based on a September 30 measurement date (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$5,758	$4,620	$903	$820	$17,275	$13,861	$2,710	$2,461
Interest cost	9,157	8,062	2,629	2,465	27,470	24,186	7,887	7,394
Expected return on plan assets	(10,182)	(9,042)	(1,258)	(903)	(30,547)	(27,125)	(3,773)	(2,708)
Amortization of prior service cost	473	428	31	16	1,419	1,285	94	47
Amortization of Transition Obligation	—	—	248	242	—	—	743	727
Amortization of net (gain)/loss	2,445	1,614	1,180	1,059	7,334	4,841	3,539	3,176
Special Termination Charges	—	—	—	—	—	—	—	—

Net periodic benefit cost	$7,651	$5,682	$3,733	$3,699	$22,951	$17,048	$11,200	$11,097

          In the third quarter ended September 30, the company made contributions to the pension plan and the other postretirement benefits plan in the amount of $16 million and $8.4 million, respectively. At the present time, there is no commitment for further contributions to either plan in 2006.

NOTE 10.	DEBT COVENANT AND OTHER RESTRICTIONS
Dividends Restrictions Applicable to the Utilities
          Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. Since NPC and SPPC are public utilities, they are subject to regulation by state utility commissions, which impose limits on investment returns or otherwise impact the amount of dividends that the Utilities may declare and pay. In the PUCN order for Dockets 05-10024 and 05-10025, dated February 28, 2006, a dividend restriction was instituted for both utilities. Under this restriction, the combined amount that NPC and SPPC may pay to SPR each year is limited to the amount of SPR’s annual debt service. This restriction will expire when the Utilities’ senior secured debt is rated investment grade by two of the three credit rating agencies. On September 20, 2006, Fitch upgraded the senior secured debt of NPC and SPPC to investment grade. In September 2006, Standard and Poor’s (“S&P”) upgraded the rating of NPC’s and SPPC’s senior secured debt from BB to BB+, one level below investment grade and Moody’s re-affirmed its rating for NPC’s and SPPC’s senior secured debt at Ba1, one level below investment grade.
          In addition, certain agreements entered into by the Utilities set restrictions on the amount of dividends they may declare and pay and restrict the circumstances under which such dividends may be declared and paid. The specific agreements entered into by the Utilities, restrictions on dividends contained in agreements to which NPC and SPPC are party, as well as specific regulatory limitations on dividends, are discussed in detail in the 2005 Form 10-K, Note 9, Debt Covenant Restrictions of the Notes to Consolidated Financial Statements. Upon the redemption of NPC’s Series E General and Refunding Mortgage Notes on October 16, 2006, all of the restrictive covenants contained in the Series E Notes were terminated. After SPPC redeemed all of its outstanding Class A, Series 1 Preferred Stock (see Note 11, Preferred Stock, below), it amended and restated its articles of incorporation which, among other things, eliminated the dividend restriction previously contained in the articles of incorporation.
          As of September 30, 2006, each Utility was able to pay dividends, subject to a cap, under the most restrictive test in its financing agreements; however, the total amount of dividends that the Utilities can pay to SPR under their financing agreements does not currently significantly restrict their ability to pay dividends because the maximum amount of dividends that can be paid under their respective financing agreements is greater than the amount that the Utilities can pay under the PUCN dividend restrictions. Were it not for the PUCN dividend restriction, NPC would be permitted to pay up to a maximum of $615 million to SPR, and SPPC would be permitted to dividend up to a maximum of $43 million to SPR, as of September 30, 2006.

NOTE 11.	PREFERRED STOCK
Sierra Pacific Power Company
Preferred Stock
          On June 1, 2006, SPPC redeemed $50 million of its Class A, Series 1 Preferred Stock. Two million shares of stock were redeemed at a redemption price per share of $25.683, plus accrued dividends at the redemption date of $0.4875 per share.

NOTE 12.	COMMON STOCK AND OTHER PAID-IN CAPITAL
Increased Authorized Shares
          On May 1, 2006, SPR’s shareholders approved an amendment to SPR’s Restated Articles of Incorporation to increase the number of authorized shares of SPR common stock by 100,000,000 shares for a total amount of 350,000,000 authorized shares.
          On August 15, 2006, SPR issued 20 million shares of its $1 par value common stock. Net proceeds from the issuance were $280.6 million. On August 15, 2006, SPR contributed capital to NPC of approximately $200 million. NPC used the proceeds to repay indebtedness under its revolving credit facility. SPR has invested the remaining proceeds in highly liquid short-term investments pending their use, which may be for additional capital contributions to NPC and/or SPPC, for repayment of a portion of SPR debt, or for general corporate purposes. As of September 30, 2006 SPR has 350 million shares of common stock authorized and 220.9 million shares of common stock issued and outstanding.
NOTE 13. SUBSEQUENT EVENTS
          On November 2, 2006, SPR announced that its’ wholly owned subsidiary Tuscarora Gas Pipeline Company (TGPC) has entered into an agreement to sell TGPC’s 50% interest in the Tuscarora Gas Transmission Company for $100 million. The sale, subject to customary closing conditions, is expected to close by year end 2006. The carrying amounts of the major classes of assets are as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Investments and other property, net	$29,873	$30,898
Total Assets	$29,873	$30,898

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions identify those statements that are forward-looking. These statements are based on management’s beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), or Sierra Pacific Power Company (SPPC) to differ materially from those contemplated in any forward-looking statement include, among others, the following:
(1)	whether NPC and SPPC (the Utilities) will be able to continue to obtain fuel and power from their suppliers on favorable payment terms and favorable prices, particularly in the event of unanticipated power demands (for example, due to unseasonably hot weather), sharp increases in the prices for fuel and/or power or a ratings downgrade;

(2)	unfavorable or untimely rulings in rate cases filed or to be filed by the Utilities with the Public Utility Commission of Nevada (PUCN), including the periodic applications to recover costs for fuel and purchased power that have been recorded by the Utilities in their deferred energy accounts, and deferred natural gas costs recorded by SPPC for its gas distribution business;

(3)	the ability and terms upon which SPR, NPC and SPPC will be able to access the capital markets to support their requirements for working capital, including amounts necessary to finance deferred energy costs, as well as for construction and acquisition costs and other capital expenditures, particularly in the event of unfavorable rulings by the PUCN, a downgrade of the current debt ratings of SPR, NPC, or SPPC and/or adverse developments with respect to the Utilities’ power and fuel suppliers;

(4)	whether NPC will be successful in obtaining PUCN approval to recover the outstanding balance of its other regulatory assets and other merger costs recorded in connection with the 1999 merger between SPR and NPC in a future general rate case;

(5)	the timing of the PUCN’s decision regarding the time period NPC is to recover the $180 million of deferred energy costs that were disallowed in 2002 and were reinstated by the Nevada Supreme Court in July 2006;

(6)	the timing and final outcome of the PUCN’s decision regarding the Utilities’ recovery of deferred energy costs associated with claims for terminated supplier contracts;

(7)	wholesale market conditions, including availability of power on the spot market, which affect the prices the Utilities have to pay for power as well as the prices at which the Utilities can sell any excess power;

(8)	unseasonable weather and other natural phenomena, which, in addition to affecting the Utilities’ customers’ demand for power, can have a potentially serious impact on the Utilities’ ability to procure adequate supplies of fuel or purchased power to serve their respective customers and on the cost of procuring such supplies;

(9)	the final outcome of SPPC’s pending lawsuit in Nevada Supreme Court seeking to reverse the PUCN’s 2004 decision on SPPC’s 2003 General Rate Case disallowing the recovery of a portion of SPPC’s costs, expenses and investment in the Piñon Pine Project;

(10)	changes in the rate of industrial, commercial, and residential growth in the service territories of the Utilities;

(11)	whether the Utilities will be able to continue to pay SPR dividends under the terms of their respective financing and credit agreements, their regulatory order from the PUCN, and limitations imposed by the Federal Power Act;

(12)	employee workforce factors, including changes in collective bargaining unit agreements, strikes or work stoppages;

(13)	the effect that any construction defects or accidents may have on our business, such as the risk of equipment failure, work accidents, fire or explosions, each of which may result in personal injury or loss of life, business interruptions, delay of in-service dates, property and equipment damage, pollution and environmental damage;

(14)	changes in tax or accounting matters or other laws and regulations to which SPR or the Utilities are subject;

(15)	the effect of existing or future Nevada, California or federal legislation or regulations affecting electric industry restructuring, including laws or regulations which could allow additional customers to choose new electricity suppliers or change the conditions under which they may do so;

(16)	changes in the business or power demands of the Utilities’ major customers, including those engaged in gold mining or gaming, which may result in changes in the demand for services of the Utilities, including the effect on the Nevada gaming industry of the opening of additional Indian gaming establishments in California and other states;

(17)	changes in environmental laws or regulations, including the imposition of significant new limits on emissions from electric generating facilities, such as requirements to reduce carbon dioxide (CO2) emissions in response to climate change legislation;

(18)	unusual or unanticipated changes in normal business operations, including unusual maintenance or repairs;

(19)	whether the Utilities can procure sufficient renewable energy sources in each compliance year to satisfy the Nevada Portfolio Standard;

(20)	the effect that any future terrorist attacks, wars, threats of war, or epidemics may have on the tourism and gaming industries in Nevada, particularly in Las Vegas, as well as on the economy in general;

(21)	future economic conditions, including inflation rates and monetary policy; and

(22)	financial market conditions, including changes in availability of capital or interest rate fluctuations.
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
          NPC’s revenues for the nine months ended September 30, 2006 increased from the same period in 2005 primarily as a result of higher rates and to a lesser extent customer growth. Electric rates increased as a result of various deferred energy cases and Base Tariff Energy Rate (BTER) updates as discussed in the 2005 Form 10-K and later under Regulatory Proceedings. NPC’s net income for the nine months ended September 30, 2006 increased primarily as a result of the July 20, 2006, Nevada Supreme Court ruling which allows NPC to recover the approximate $180 million of the previously disallowed deferred energy costs, improved operating income (excluding the $180 million reinstatement) and the carrying charge associated with Lenzie.
          SPPC electric and gas revenues for the nine months ended September 30, 2006 increased primarily as a result of higher rates and to a lesser extent customer growth. Electric and gas rates increased as a result of various deferred energy cases and BTER updates as discussed in the 2005 Form 10-K and later under Regulatory Proceedings.
          SPR recognized net income of $253.7 million for the nine months ended September 30, 2006, compared to net income of $63.5 million for the same period in 2005. Net income increased primarily as a result of the July 20, 2006, Nevada Supreme Court ruling which allows NPC to recover the approximate $180 million of the previously disallowed deferred energy costs, an increase in operating income, a decrease in interest charges due to refinancing activities and the carrying charge associated with the Lenzie generating station.
Business Issues
          SPR continues to focus on a “back to the basics” strategy that emphasizes the Utilities’ core business. In order to concentrate more fully on its rapidly growing utility businesses, on July 10, 2006, SPR announced its decision to explore the potential sale of Tuscarora Gas Transmission Company (TGTC). On November 2, 2006, SPR announced that its’ wholly owned subsidiary Tuscarora Gas Pipeline Company (TGPC) has entered into an agreement to sell TGPC’s 50% interest in the Tuscarora Gas Transmission Company. The sale, subject to customary closing conditions, is expected to close by year end 2006.
          SPR’s and the Utilities’ strategies are aimed at owning more generating facilities, thereby reducing dependence on purchased power while at the same time diversifying fuel mix while the Utilities’ service areas continue to grow. The Utilities will continue to be subject to fluctuations in the volatile energy markets to the extent that the requirements of their customers are in excess of the Utilities’ owned generation, as well as the natural gas markets for SPPC.
          Growth in Nevada continues to be strong. There are many large hotel/casino developments under construction in the vicinity of the Las Vegas Strip (e.g. Project City Center, Echelon Place), as well as many new commercial and residential developments that will support this continuing growth.
          With the significant amounts of construction costs in the Utilities’ future, SPR and the Utilities will need to raise substantial amounts of capital to fund the expenditures. As a result, reducing the cost of capital by attaining investment grade ratings for the Utilities’ secured debt has been and continues to be a significant business focus in 2006. The Utilities continue to make progress toward this goal. In September 2006 Fitch upgraded the senior secured debt of NPC and SPPC to the minimum level for investment grade. Standard and Poor’s (“S&P”) and Moody’s currently rate NPC’s and SPPC’s senior secured debt at one level below investment grade.

Significant Third Quarter 2006 Events
          On July 20, 2006, the Nevada Supreme Court ruled NPC is allowed to recover $180 million of the disallowed deferred energy costs and directed the District Court to remand the issue back to the PUCN to determine the rate schedule that will be used to recover this amount. In all other respects, the Nevada Supreme Court affirmed the District Court’s decision on the PUCN disallowance. In the third quarter of 2006, as a result of the Nevada Supreme Court decision, NPC recorded approximately $180 million, before tax, of the previously disallowed deferred energy costs in its Statements of Operations as “Reinstatement of Deferred Energy Costs.” NPC is unable to predict the terms of the rate schedule that the PUCN will provide for recovery of this amount.
          On August 15, 2006, SPR issued 20 million shares of its $1 par value common stock. Net proceeds from the issuance were $280.6 million. On August 15, 2006, SPR made a capital contribution to NPC for approximately $200 million. NPC used the proceeds to repay indebtedness under its revolving credit facility which was used for capital expenditures. SPR has invested the remaining proceeds in highly liquid short-term investments pending their use, which may be for additional capital contributions to NPC and/or SPPC, for repayment of a portion of SPR debt, or for general corporate purposes. As of September 30, 2006 SPR has 350 million shares of common stock authorized and 220.9 million shares of common stock issued and outstanding.
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
          In January 2006, NPC completed the $208 million purchase of a 75% ownership interest in the Silverhawk Generating Facility (“Silverhawk”) from Pinnacle West Capital Corporation (“Pinnacle West”), Pinnacle West Energy Corporation (PWEC), a wholly-owned subsidiary of Pinnacle West, and GenWest, LLC. Silverhawk is a 560-megawatt, natural gas-fueled high efficiency combined-cycle electric generating facility located 20 miles northeast of Las Vegas.
          With the completion of Lenzie and an 80 MW combustion turbine at NPC’s Harry Allen site, plus the acquisition of Silverhawk, NPC more than doubled its owned capacity since the beginning of this year. As a result, NPC is less dependent upon the wholesale power markets for meeting the energy needs of its customers and expects to produce approximately 63% of its energy needs in 2006 from owned generation, up from about 39% last year.
          On December 14, 2005, the PUCN issued an order granting approval for SPPC to construct a 514 MW gas fired high efficiency combined cycle generator at the Tracy Plant. The PUCN also allowed SPPC to include construction work in progress balances in the rate base of any interim general rate cases, prior to the in-service date, and granted a 1.5% enhanced ROE for the estimated $421 million investment. In January 2006, SPPC signed contracts for construction of the unit and construction has begun. SPPC anticipates an in service date of June 2008. The unit will provide needed generation within SPPC’s control area to reliably serve the growing needs of Northern Nevada.
          Recently filed integrated resource plans (IRP), filed by the Utilities, requests PUCN approval to develop a major energy project located near Ely, Nevada (the “Ely Energy Center”). The project includes two 750 MW coal-fired units utilizing the latest, state-of-the-art, fully-environmental compliant, pulverized coal technologies, and the construction of a 250-mile transmission line to interconnect NPC and SPPC. If approved by the PUCN and subject to permitting requirements, it is anticipated the first coal plant would be operational in 2011 with the second unit in 2013. The total estimated capital expenditures associated with the two coal plants and the transmission line is approximately $3.7 billion. The IRP also requests approval to construct 600 MW of gas fired combustion turbines. The Utilities have also embarked on a strategy to invest in renewable energy that, along with contracts from third parties, will provide the opportunity for the Utilities to meet the Portfolio Standard as set forth by Nevada statute. A decision on the IRP by the PUCN is expected by mid-November 2006. See Regulatory Proceedings later for further details of the IRP.

Management of Energy Risk
          The Utilities buy coal, natural gas, and oil to operate generating plants as well as buy wholesale power to meet the energy requirements of their customers. The Utilities also have invested in and maintain extensive transmission systems that allow the Utilities to move energy to meet customers’ needs. While NPC has greatly reduced its dependence on wholesale power markets to meet its generation customers’ demand, both Utilities continue to have a significant need to tap energy markets due to the fact that the Utilities’ ownership is insufficient to meet their customers’ energy needs. This situation exposes the Utilities to energy risk and uncertainty as to the Utilities’ cash flow requirements for fuel and wholesale power, the expense the Utilities will incur as a result of their energy procurement efforts, and the rates the Utilities need to recover those costs. Energy risk also encompasses reliability risk — the prospect that energy supplies will not be sufficient to fulfill customer requirements.
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
Liquidity and Access to Capital Markets
          With volatile energy costs and substantial commitments to construction, SPR and the Utilities’ liquidity needs and access to capital markets is a significant business issue. As such, management continues to evaluate opportunities to refinance high yield debt at lower interest rates. Management has been and continues to be focused on returning the Utilities’ senior secured debt to investment grade credit quality. Significant amounts of capital may be necessary to fund the construction costs of new power plants and, as such, management may be required to meet such financial obligation with a combination of internally generated funds, the use of the Utilities’ revolving credit facilities, the issuance of long-term debt and, if necessary, capital contributions from SPR. If energy costs rise at a rapid rate, and the Utilities do not recover in a timely manner, the cost of fuel and purchased power, the Utilities may need to issue more debt to support their operating costs or may need to delay capital expenditures.
          So far in 2006, the Utilities completed major financing transactions of approximately $1.3 billion that lowered our interest costs, improved liquidity and extended maturities which include:
•	issuance of $325 million of NPC’s 6.5% General and Refunding Mortgage Notes

•	issuance of $370 million of NPC’s 6.65% General and Refunding Mortgage Notes, Series N, due 2036

•	issuance of $210 million of NPC’s 5.95% General and Refunding Mortgage Notes, Series M, due 2016

•	issuance of $92.5 million of various NPC Pollution Control Refunding Revenue Bonds

•	increases to NPC’s and SPPC’s Revolving Credit facilities to $600 million and $350 million, respectively

•	issuance of $300 million of SPPC’s 6.0% General and Refunding Mortgage Notes, Series M, due 2016

•	redemptions of various NPC debt of approximately $667.8 million

•	redemption and payments of various SPPC debt of approximately $249 million
          In addition, on October 27, 2006, SPPC announced notice of redemption for various tax-exempt bonds for approximately $91.3 million, to be redeemed on November 30, 2006.
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

SIERRA PACIFIC RESOURCES
RESULTS OF OPERATIONS
Sierra Pacific Resources (Consolidated)
          The operating results of SPR primarily reflect those of NPC and SPPC, discussed later. The Holding Company’s (stand alone) operating results included approximately $39.8 million and $64.4 million of interest costs for the nine months ended September 30, 2006 and 2005, respectively. The decrease in interest costs were primarily due to the conversion of SPR’s $300 million 7.25% Convertible Notes due 2010, the repurchase of the 7.93% Senior Notes associated with the Old PIES, using proceeds from SPR’s 6.75% Senior Notes, and the reduced interest rate of 7.803% on the Senior Notes associated with the New PIES. See Note 7, Long-Term Debt in the Notes to Consolidated Financial Statements in the 2005 Form 10-K.
          During the three months ended September 30, 2006, SPR had earnings applicable to common stock of approximately $222.2 million compared to $61.0 million for the same period in 2005. SPR’s consolidated results for the three months ended September 30, 2006 compared to the same period in 2005 increased primarily as a result of the July 20, 2006, Nevada Supreme Court ruling which allows NPC to recover the approximate $180 million of the previously disallowed deferred energy costs, for further discussion of the legal proceeding, see Note 6, Commitments and Contingencies of the Condensed Notes to Financial Statements. Additionally contributing to SPR’s increase in earnings applicable to common stock was improved operating income (excluding the $180 million reinstatement), the carrying charge on Lenzie and a charge recorded in 2005 for $54 million in early debt conversion fees associated with SPR’s convertible notes.
          During the nine months ended September 30, 2006, SPR had earnings applicable to common stock of approximately $251.3 million compared to $60.6 million for the same period in 2005. Earnings increased primarily due to the items noted above for the three months ended September 30, 2006 and a decrease in interest expense compared to the same period in the prior year.
ANALYSIS OF CASH FLOWS
          SPR’s consolidated net cash flows increased during the nine months ended September 30, 2006, when compared to the same period in 2005, primarily as a result of an increase in cash from financing and operating activities, offset partially by an increase in cash used for investing activities. SPR received net proceeds of approximately $280.6 million from the issuance of 20 million shares of common stock in August 2006, of which $200 million was transferred to NPC as a capital contribution.
          At various times within the first nine months of 2006, NPC borrowed a total of $710 million under its revolving credit facility and repaid a total of $810 million, including $150 million borrowed in 2005, using net proceeds from issuance of $905 million of NPC’s General Refunding Mortgage Notes, Series M, N and O and a $200 million capital contribution from SPR. The remainder of the proceeds, together with the draw on the credit facility and cash from operations, was utilized to redeem approximately $563 million of outstanding debt and to pay associated costs, and to finance net construction costs of $496 million. NPC also refinanced $92.5 million of Revenue Bonds with newly issued auction rate Revenue Bonds during 2006. During this period SPPC borrowed approximately $198 million under its revolving credit facility and also issued $300 million 6.0% General and Refunding Mortgage Notes Series M. The draw on the credit facility was used to retire approximately $198 million of SPPC’s Medium Term Notes Series A, B and C, and the net proceeds of the $300 million offering were used to pay off the amount borrowed under the revolving credit facility, to redeem $50 million of preferred stock and to pay associated costs, premium and dividends. The balance will be used to redeem $20 million in debt maturing in November 2006.
          Cash used for investing activities increased significantly when compared to the same period in 2005 due primarily to the acquisition of Silverhawk by NPC and for SPPC’s expansion of the Tracy Generating Station. This was offset by a reduction in construction at Lenzie which was placed in service in 2006.
          Cash from operations increased during the nine months ended September 30, 2006, when compared to the same period in 2005, due primarily to increases in deferred energy and general rates offset partially by increases in accounts receivables, a decrease in collections for deferred energy balances due to the ending of collection periods, and the settlement with Enron. Also offsetting the increase in operating cash was a reduction in accounts payable primarily associated with purchase power suppliers.

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
          On August 15, 2006, SPR issued 20 million shares of common stock. Net proceeds from the issuance were approximately $280.6 million. The majority of the proceeds, approximately $200 million, were contributed to NPC, which used the proceeds to repay indebtedness on its revolving credit facility. SPR has invested the remaining proceeds in highly liquid short-term investments pending their use, which may be for additional capital contributions to NPC and/or SPPC, for repayment of a portion of SPR debt, or for general corporate purposes.

Available Liquidity as of September 30, 2006 (in millions)
	SPR	NPC	SPPC

Cash and Cash Equivalents	$121.2	$46.1	$83.5
Balance available on Revolving Credit Facility	N/A	495.0	342.0

Total Available Liquidity[1]	$121.2	$541.1	$425.5

[1]	On October 27, 2006, NPC paid $50 million on its’ revolving credit facility using cash on hand, as such, the available balance under the revolving credit facility as of October 30, 2006 is $545 million.
          SPR has approximately $51.8 million payable of debt service obligations for 2006 of which SPR paid approximately $47.9 million, through dividends from the Utilities during the nine months ended September 30, 2006. SPR has approximately $3.9 million payable of debt service obligations remaining during 2006, which SPR expects to meet through the payment of dividends by the Utilities to SPR. See Dividends from Subsidiaries below.
          SPR and the Utilities anticipate that they will be able to meet operating costs such as fuel and purchased power costs with internally generated funds, including the recovery of deferred energy and external borrowings. However, to fund capital requirements, as discussed in the 2005 Form 10-K, SPR and the Utilities may meet such financial obligations with a combination of internally generated funds, the use of the Utilities’ revolving credit facilities and if necessary, the issuance of long-term debt and/or capital contributions from SPR.
          During the nine months ended September 30, 2006, there were no material changes to contractual obligations as set forth in SPR’s 2005 Form 10-K for SPR (holding company). However, NPC and SPPC did enter into certain contractual obligations, which are discussed in their respective sections.
Capital Stock Transaction
          On May 1, 2006, SPR’s shareholders approved an amendment to SPR’s Restated Articles of Incorporation to increase the number of authorized shares of SPR common stock by 100,000,000 shares for a total amount of 350,000,000 authorized shares.
          On August 15, 2006, SPR issued 20 million shares of its $1 par value common stock. Net proceeds from the issuance were $280.6 million. On August 15, 2006, SPR contributed capital to NPC for approximately $200 million. NPC used the proceeds to repay indebtedness under its revolving credit facility. SPR has invested the remaining proceeds in highly liquid short-term investments pending their use, which may be for additional capital contributions to NPC and/or SPPC, for repayment of a portion of SPR debt, or for general corporate purposes. As of September 30, 2006 SPR has 350 million shares of common stock authorized and 220.9 million shares of common stock issued and outstanding.
Factors Affecting Liquidity
Effect of Holding Company Structure
          As of September 30, 2006, SPR (on a stand-alone basis) has outstanding debt and other obligations including, but not limited to: $99 million of its unsecured 7.803% Senior Notes due 2012; $225 million of its 6.75% Senior Notes due 2017; and $335 million of its unsecured 8.625% Senior Notes due 2014.

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
          As of September 30, 2006, SPR, NPC, SPPC, and their subsidiaries had approximately $4.2 billion of debt and other obligations outstanding, consisting of approximately $2.45 billion of debt at NPC, approximately $1.09 billion of debt at SPPC and approximately $660 million of debt at the holding company and other subsidiaries. Although SPR and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, SPR and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.
Dividends from Subsidiaries
          Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. Since NPC and SPPC are public utilities, they are subject to regulation by state utility commissions, which impose limits on investment returns or otherwise impact the amount of dividends that the Utilities may declare and pay. In the PUCN order for Dockets 05-10024 and 05-10025, dated February 28, 2006, a dividend restriction was instituted for both utilities. Under this restriction, the combined amount that NPC and SPPC may pay to SPR each year is limited to the actual cash necessary to service SPR’s debt for the year. This restriction will expire when the Utilities’ senior secured debt is rated investment grade by two of the three credit rating agencies. See “Credit Ratings” below for discussion of current ratings.
          In addition, certain agreements entered into by the Utilities set restrictions on the amount of dividends they may declare and pay and restrict the circumstances under which such dividends may be declared and paid. The specific agreements entered into by the Utilities, restrictions on dividends contained in agreements to which NPC and SPPC are party, as well as specific regulatory limitations on dividends, are discussed in Note 10, Debt Covenant and Other Restrictions in the Condensed Notes to Consolidated Financial Statements in this report and in Note 9, Debt Covenant Restrictions in the Notes to Consolidated Financial Statements in the 2005 Form 10-K.
          As of September 30, 2006, each Utility was able to pay dividends, subject to a cap, under the most restrictive test in its financing agreements; however, the total amount of dividends that the Utilities can pay to SPR under their financing agreements does not currently significantly restrict their ability to pay dividends because the maximum amount of dividends that can be paid under their financing agreements is greater than the amount that the Utilities can pay under the PUCN dividend restriction. As of September 30, 2006, NPC had paid $32 million in dividends to SPR and SPPC had paid $16 million in dividends to SPR. On October 24, 2006, NPC and SPPC declared a $17.3 million and $8.6 million common stock dividend, respectively, to SPR.
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
          If the respective series of Senior Notes are upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the respective series of Senior Notes remain investment grade. As of September 30, 2006, SPR, NPC and SPPC would have been able to issue approximately $2.2 billion of additional indebtedness on a consolidated basis, assuming an interest rate of 7%, per the requirement stated in number 1 above.

Credit Ratings
          Fitch upgraded the ratings of SPR and the two Utilities on September 20, 2006. The ratings for the senior secured debt of NPC and SPPC were increased to BBB-, the minimum level for investment grade. The senior unsecured debt for all three companies was also upgraded. The rating outlook for SPR, NPC and SPPC was revised from Positive to Stable. On September 22, 2006, S&P upgraded the rating of NPC’s and SPPC’s senior secured debt from BB to BB+, one level below investment grade. On September 27, 2006, Moody’s re-affirmed its rating for NPC’s and SPPC’s senior secured debt at Ba1, one level below investment grade.
          A security rating is not a recommendation to buy, sell or hold securities. Security ratings are subject to revision and withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.
Cross Default Provisions
          None of the Utilities’ financing agreements contain a cross-default provision that would result in an event of default by that Utility upon an event of default by SPR or the other Utility under any of their respective financing agreements. Certain of SPR’s financing agreements, however, do contain cross-default provisions that would result in event of default by SPR upon an event of default by the Utilities under their respective financing agreements. In addition, certain financing agreements of each of SPR and the Utilities provide for an event of default if there is a failure under other financing agreements of that entity to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Most of these default provisions (other than ones relating to a failure to pay other indebtedness) provide for a cure period of 30-60 days from the occurrence of a specified event, during which time SPR or the Utilities may rectify or correct the situation before it becomes an event of default. The primary cross-default provisions in SPR’s and the Utilities’ various financing agreements are summarized in the 2005 Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sierra Pacific Resources — Liquidity and Capital Resources (SPR Consolidated),” and remain unchanged from their description in the 2005 Form 10-K.
NEVADA POWER COMPANY
RESULTS OF OPERATIONS
          During the three months ended September 30, 2006, NPC recognized net income of approximately $211.1 million compared to $99.5 million for the same period in 2005. During the nine months ended September 30, 2006, NPC recognized net income of approximately $236.3 million compared to $112.4 million for the same period in 2005. NPC’s net income for the three and nine months ended September 30, 2006 increased significantly from prior periods primarily due to the reinstatement of deferred energy costs as discussed further in Note 6, Commitments and Contingencies, Nevada Power Company 2001 Deferred Energy Case in the Condensed Notes to Financial Statements. As of September 30, 2006, NPC had paid $32.0 million in common stock dividends to SPR. On October 24, 2006, NPC declared a $17.3 million common stock dividend to SPR.
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

          The components of gross margin were (dollars in thousands):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %
Operating Revenues:
Electric	$776,235	$675,181	15.0%	$1,701,379	$1,480,699	14.9%

Energy Costs:
Purchased Power	289,975	393,414	-26.3%	638,664	763,096	-16.3%
Fuel for Power generation	183,622	86,282	112.8%	425,138	195,134	117.9%
Deferral of energy costs-electric-net	19,960	(76,899)	-126.0%	53,748	(32,965)	-263.0%

	493,557	402,797	22.5%	1,117,550	925,265	20.8%

Gross Margin before reinstatement of Deferred Energy Costs	$282,678	$272,384	3.8%	$583,829	$555,434	5.1%

Reinstatement of Deferred Energy Costs[1]	$178,825	$—	N/A	$178,825	$—	N/A

Gross Margin after reinstatement of Deferred Energy Costs	$461,503	$272,384	69.4%	$762,654	$555,434	37.3%

[1]	Gross Margin for the three and nine months ended September 30, 2006 increased significantly from prior periods primarily due to the reinstatement of deferred energy costs as discussed further in Note 6, Commitments and Contingencies, Nevada Power Company 2001 Deferred Energy Case in the Condensed Notes to Financial Statements.
          The causes for significant changes in specific lines comprising the results of operations for NPC are discussed below (in thousands, except per unit amounts):
Electric Operating Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %
Electric Operating Revenues:
Residential	$402,746	$332,621	21.1%	$811,100	$668,927	21.3%
Commercial	135,031	117,709	14.7%	338,159	298,954	13.1%
Industrial	218,301	195,355	11.7%	495,829	435,979	13.7%

Retail revenues	756,078	645,685	17.1%	1,645,088	1,403,860	17.2%
Other[1]	20,157	29,496	-31.7%	56,291	76,839	-26.7%

Total Revenues	$776,235	$675,181	15.0%	$1,701,379	$1,480,699	14.9%

Retail sales in thousands of megawatt-hours (MWH)	7,105	6,684	6.3%	16,567	15,286	8.4%

Average retail revenue per MWH	$106.41	$96.60	10.2%	$99.30	$91.84	8.1%

[1]	Primarily wholesale.
          Nevada Power retail revenues increased for the three months and nine months ended September 30, 2006, as compared to the same periods in the prior year due to increases in retail rates, customer growth, and hotter weather. Retail rates increased as a result of NPC’s various BTER and Deferred Energy Cases (refer to “Regulatory Proceedings”). Retail customers increased by 4.8% and 5.0% for the three months ended and the nine months ended September 30, 2006 respectively.

          Based on NPC’s projected customer forecast, NPC expects retail electric customers in the Clark County area to continue to grow. On June 28, 2006, NPC announced that its electric rates are expected to remain stable until 2007 following the approval of a stipulation agreement by the PUCN. The approved agreement allows full recovery by NPC of its incurred fuel and purchase power costs, but did not affect rates on August 1, 2006, because of previously approved rate changes. For further discussion on the various cases see Regulatory Proceedings, later.
          Electric Operating Revenues — Other decreased for the three months and nine months ended September 30, 2006 compared to the same periods in 2005, primarily due to revenues associated with Mojave which have been reclassified to Other Regulatory Assets as a result of the shut down of the Mohave Generating Station (“Mohave”). For further discussion of Mohave refer to Note 6, Commitments and Contingencies in the Condensed Notes to Financial Statements. Also contributing to the decrease were decreases in energy usage by public authority customers due to the transitioning to distribution-only service.
Purchased Power

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Purchased Power	$289,975	$393,414	-26.3%	$638,664	$763,096	-16.3%

Purchased Power in thousands of MWhs	3,441	4,834	-28.8%	8,363	10,403	-19.6%
Average cost per MWh of Purchased Power	$84.27	$81.38	3.6%	$76.37	$73.35	4.1%
          NPC’s purchased power costs declined for the three months and nine months ended September 30, 2006, compared to the same period in 2005, primarily due to an increase in internal generation. Earlier this year, NPC began operating Silverhawk and Lenzie. These stations provided generated energy, reducing the need for purchased power during the nine months ended September 30, 2006 compared to the same period in 2005. Average costs per megawatt hour increased for the three and nine months ended September 30, 2006 compared to the same period in 2005, primarily due to fixed capacity charges and a decrease in megawatt hours.
Fuel For Power Generation

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Fuel for Power Generation	$183,622	$86,282	112.8%	$425,138	$195,134	117.9%

Thousands of MWhs generated	4,099	2,286	79.3%	9,314	6,021	54.7%
Average cost per MWh of Generated Power	$44.80	$37.74	18.7%	$45.65	$32.41	40.8%
          Fuel for power generation increased for the three and nine months ended September 30, 2006 compared to the same period in 2005 due to several factors:
•	With the addition of Silverhawk and Lenzie it was more economical for NPC to rely on its own generation rather than the purchase of power. As such, the increase in volume of MWh’s generated increased significantly compared to the same periods in the prior year.

•	The shutdown of Mohave as of the beginning of the year increased the cost per MWh of generated power. Although Silverhawk and Lenzie are highly efficient generation stations, the cost of coal is substantially lower than the cost of natural gas. Mohave generation during the nine months ended September 30, 2005 represented approximately 18% of total generation.

•	Hedging instruments purchased when gas prices were escalating as a result of the 2005 hurricanes in the southern United States increased fuel for power generation costs. The settlement of these instruments during the second and third quarters of 2006 negatively impacted the average cost per MWh as natural gas prices were decreasing during this period.
Deferred Energy Costs — Net

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Reinstatement of deferred energy costs	$(178,825)	$—	N/A	$(178,825)	$—	N/A
Deferred energy costs — net	$19,960	$(76,899)	-125.9%	$53,748	$(32,965)	-263.0%
          Reinstatement of deferred energy costs for the three and nine months ended September 30, 2006 represents the July 20, 2006 decision by the Nevada Supreme Court which ruled NPC is allowed to recover $180 million of the disallowed deferred energy costs and directed the District Court to remand the issue back to the PUCN to determine the rate schedule that will be used to recover this amount. In all other respects, the Nevada Supreme Court affirmed the District Court’s decision on the PUCN disallowance. As a result of the Nevada Supreme Court decision, NPC recorded approximately $180 million, before tax, of the previously disallowed deferred energy costs in its Statements of Operations as “Reinstatement of Deferred Energy Costs.” NPC is unable to predict the terms of the rate schedule that the PUCN will provide for recovery of this amount.
          Deferred energy costs — net represents the difference between actual fuel and purchased power costs incurred during the period and amounts recoverable through current rates. To the extent actual costs exceed amounts recoverable through current rates, the excess is recognized as a reduction in costs. Conversely to the extent actual costs are less than amounts recoverable through current rates, the difference is recognized as an increase in costs. Deferred energy costs — net also include the current amortization of fuel and purchased power costs previously deferred. Reference Note 1, Summary of Significant Accounting Policies, Deferral of Energy Costs of the Condensed Notes to Financial Statements for further detail of deferred energy balances.
          Amounts include amortization of deferred energy costs for the three months ending September 30, 2006 and 2005 of $43.4 million and $36.3 million, respectively; and under-collections of amounts recoverable in rates of $23.5 million and $113.2 million, respectively. Amounts for the nine months ended September 30, 2006 and 2005 include amortization of deferred energy costs of $95.8 million and $108.5 million, respectively; and under-collections of amounts recoverable in rates of $42.1 million and $141.4 million, respectively.
Allowance for Funds Used During Construction (AFUDC)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Allowance for other funds used during construction	$1,986	$5,119	-61.2%	$10,140	$13,017	-22.1%

Allowance for borrowed funds used during construction	$1,978	$6,362	-68.9%	$10,050	$16,154	-37.8%

	$3,964	$11,481	-65.5%	$20,190	$29,171	-30.8%

          AFUDC for NPC is lower for the three months and nine months ended September 30, 2006 compared to the same periods in 2005 due to a decrease in Construction Work in Progress (CWIP). The decrease is primarily due to the completion of Blocks 1 and 2 of Lenzie and Harry Allen Unit 4.

Other (Income) and Expenses

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Other operating expense	$54,927	$55,760	-1.5%	$156,765	$155,971	0.5%
Maintenance expense	$15,719	$10,624	48.0%	$44,307	$43,976	0.8%
Depreciation and amortization	$34,955	$31,258	11.8%	$104,076	$92,421	12.6%
Interest charges on long-term debt	$43,355	$38,587	12.4%	$132,285	$121,729	8.7%
Interest charges-other	$4,537	$4,204	7.9%	$11,828	$12,775	-7.4%
Carrying charge for Lenzie	$(10,040)	$—	N/A	$(23,206)	$—	N/A
Interest accrued on deferred energy	$(4,786)	$(5,557)	-13.9%	$(17,695)	$(14,298)	23.8%
Other income	$(4,080)	$(5,238)	-22.1%	$(12,831)	$(17,600)	-27.1%
Other expense	$2,050	$1,608	27.5%	$6,353	$5,001	27.0%
          Other operating expense for the three month period ending September 30, 2006 compared to the same period in 2005 decreased primarily due to lower operating expenses for Clark and Mohave as well as Enron legal fees incurred in 2005; partially offset by higher operating costs for Lenzie and Silverhawk.
          Other operating expense for the nine month period ending September 30, 2006 compared to the same period in 2005 increased primarily due to higher operating costs for Lenzie and Silverhawk; partially offset by lower operating expenses for Clark and Mohave and higher legal fees incurred in 2005.
          The increase in maintenance expense for the three month period ending September 30, 2006 compared to the same period in 2005 is due to the addition of Lenzie and Silverhawk in 2006 and forced outages at Reid Gardner Units 1, 2 and 3 due to tube leaks; partially offset by lower maintenance costs for Mohave.
          The increase in maintenance expense for the nine month period ending September 30, 2006 compared to the same period in 2005 is due to the addition of Lenzie and Silverhawk in 2006; partially offset by lower maintenance costs for Mohave.
          Depreciation and amortization expenses were higher for the three months and the nine months ended September 30, 2006 compared to the same period in 2005 primarily as a result of increases to plant-in-service. The increase is primarily due to the purchase of Silverhawk and completion of the Harry Allen Unit IV.
          Interest charges on Long-Term Debt increased during the three months and nine months ended September 30, 2006, compared to the same periods in 2005 primarily due to the issuance in January 2006 of $210 million Series M, General and Refunding Mortgage Notes and the use of the Revolving Credit facility. The $210 million was issued to fund the acquisition of the Silverhawk Generating Facility. Interest expense related to this issuance was approximately $8.7 million. NPC’s use of the Revolving Credit Facility increased in 2006 primarily due to increased capital expenditures related to the Lenzie Generating Station. Interest expense for the Revolving Credit Facility was approximately $12.3 million compared to $1.9 million in the prior year.
          The increase in interest charges on long-term debt was partially offset by a reduction in average interest rates as a result of financing transactions aimed at replacing high yield debt with lower interest rate debt. See Note 4, Long-Term Debt in the Condensed Notes to Financial Statements for additional information regarding long-term debt.
          The change in interest charges-other for the three months and nine months ended September 30, 2006, when compared to the same periods in 2005, were due to higher costs related to new debt issues and redemptions as discussed above, offset partially by settlements in 2005 with terminated energy suppliers which reduced associated interest costs.
          NPC’s interest accrued on deferred energy for the three months and nine months ended September 30, 2006 changed when compared to the same periods in 2005, due to changes to deferred energy asset balances, excluding deferred energy assets of $179 million due to Nevada Supreme Court decision reversing the deferred energy costs disallowance. See Note 3, Regulatory Actions of the Condensed Notes to Financial Statements for further discussion of deferred energy accounting issues. See Note 6, Commitments and Contingencies of the Condensed Notes to Financial Statement for further discussion of the Nevada Supreme Court Decision.

          Carrying charges on Lenzie for the three and nine month periods ended September 30, 2006 of $10 million and $23.2 million, respectively, represent carrying charges earned on the incurred debt component of the acquisition and construction costs of the completed Lenzie Generating Station. The PUCN authorized NPC to accrue a carrying charge for the cost of acquisition and construction until the plant is included in rates. See Note 1 of the Condensed Notes to Financial Statements for discussion of the accounting for the carrying charge for Lenzie.
          Other income decreased during the three months and nine months ended September 30, 2006 compared to the same period in 2005 primarily due to the lower amortization of gains associated with disposition of SO2 allowances and the expiration of the amortization associated with the disposition of property.
          Other expense increased during the three months and nine months ended September 30, 2006 compared to the same period in 2005 due to increases in pension costs, donations, lobbying and advertising expenses.
ANALYSIS OF CASH FLOWS
          NPC’s cash flows increased during the nine months ended September 30, 2006, when compared to the same period in 2005, due primarily to an increase in cash from financing and operating activities offset partially by increased use of cash in investing activities.
          At various times within the first nine months of 2006, NPC borrowed a total of $710 million under its revolving credit facility and repaid a total of $810 million, including $150 million borrowed in 2005, using net proceeds of issuance of $905 million of NPC’s General Refunding Mortgage Notes, Series M, N and O and a $200 million capital contribution from SPR. The remainder of the proceeds, together with the draw on the credit facility and cash from operations, was utilized to redeem approximately $563 million of outstanding debt and to pay associated costs, and to finance net construction costs of $496 million. NPC also paid dividends to SPR of approximately $32 million and refinanced $92.5 million of Revenue Bonds with newly issued auction rate Revenue Bonds during 2006.
          Cash used by investing activities increased when compared to the same period in 2005 due primarily to the acquisition of Silverhawk, offset by a reduction in spending at Lenzie which was placed in service in 2006.
          Cash from operations decreased during the nine months ended September 30, 2006, when compared to the same period in 2005, due primarily to increases in accounts receivable due to unseasonably warm weather, a decrease in collections for deferred energy balances due to the ending of collection periods, and the settlement with Enron. In addition, the decrease in cash was due to a reduction in accounts payable primarily associated with purchase power suppliers. These decreases in cash were partially offset by rate increases for deferred energy.
LIQUIDITY AND CAPITAL RESOURCES (NPC)
Overall Liquidity
          NPC’s primary source of operating cash flows are electric revenues, including the recovery of previously deferred energy costs. Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses and the payment of interest on NPC’s outstanding indebtedness. On August 15, 2006, SPR issued 20 million shares of common stock. Net proceeds from the issuance were $280.6 million. On August 15, 2006, SPR contributed capital to NPC for approximately $200 million. NPC used the proceeds to repay indebtedness under its revolving credit facility.

Available Liquidity as of September 30, 2006 (in millions)
NPC
Cash and Cash Equivalents	$46.1
Balance available on Revolving Credit Facility	495.0

Total Available Liquidity[1]	$541.1

[1]	On October 27, 2006, NPC paid $50 million on its’ revolving credit facility using cash on hand, as such, the available balance under the revolving credit facility as of October 30, 2006, is $545 million.
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

          During the nine months ended September 30, 2006, there were no material changes to the contractual obligations described in NPC’s 2005 Form 10-K except for a long-term maintenance contract for the Silverhawk Generating Station and certain financing transactions as discussed below.
Financing Transactions
Pollution Control Refunding Revenue Bonds, Series 2006, 2006A and 2006B
          On August 17, 2006, on behalf of NPC, Clark County, Nevada (Clark County) issued $39.5 million aggregate principal amount of its Pollution Control Refunding Revenue Bonds, Series 2006, due January 1, 2036. On the same date, on behalf of NPC, Coconino County, Arizona Pollution Control Corporation (Coconino County) issued $40 million aggregate principal amount of its Pollution Control Refunding Revenue Bonds, Series 2006A, due September 1, 2032, and $13 million aggregate principal amount of its Pollution Control Refunding Revenue Bonds, Series 2006B, due March 1, 2039.
          In connection with the issuance of these Bonds, NPC entered into financing agreements with Clark County and Coconino County, pursuant to which Clark County and Coconino County will lend the proceeds from the sales of the bonds to NPC. NPC’s payment obligations under the financing agreement are secured by NPC’s General and Refunding Mortgage Notes, Series P.
          The interest rates of the Bonds will be determined by an auction. The method of determining the interest rate on the Bonds may be converted from time to time so that such Bonds would thereafter bear interest at a daily, weekly, flexible, auction or term rate as designated.
          The proceeds of the offering were used to refund the following, all of which were previously issued for the benefit of NPC:
•	$39.5 million principal amount of Clark County’s Pollution Control Refunding Revenue Bonds, Series 1992B,

•	$20 million principal amount of Coconino County’s Pollution Control Revenue Bonds, Series 1996,

•	$20 million principal amount of Coconino County’s Pollution Control Revenue Bonds, Series 1997B, and

•	$13 million principal amount of Coconino County’s Pollution Control Revenue Bonds, Series 1995E.
General and Refunding Mortgage Notes, Series O
          On May 12, 2006, NPC issued and sold $250 million in aggregate principal amount of 6.5% General and Refunding Mortgage Notes, Series O, due 2018. The Series O Notes were issued with registration rights. Proceeds of the offering, together with available cash, were utilized to:
•	fund the early redemption of $78 million aggregate principal amounts of NPC’s 7.2% Industrial Development Revenue Bonds, Series 1992 C, due 2022,

•	fund the early redemption, in June 2006, of approximately $72.2 million aggregate principal amount of NPC’s 7.75% Junior Subordinated Debentures due 2038 (when the debentures were repaid upon redemption, the proceeds from the repayment were used to simultaneously redeem an equal amount of the 7.75% Cumulative Quarterly Preferred Securities of NVP Capital III, a wholly-owned subsidiary of NPC),

•	repay amounts outstanding under NPC’s revolving credit facility, and

•	pay related fees from the offering, and for general corporate purposes.
          On June 26, 2006, NPC issued an additional $75 million in aggregate principal amount of its 6.5% General and Refunding Mortgage Notes, Series O, as part of the same series as the original Notes. The aggregate principal amount of 6.5% General and Refunding Mortgage Notes, Series O, due 2018, outstanding is $325 million as of September 30, 2006. The proceeds from the second issuance, along with the proceeds from an offering of $120 million of NPC’s 6.65% General and Refunding Mortgage Notes, Series N, due 2036 (described below) were used to pay the total consideration for the tender offer for the 10.875% General and Refunding Mortgage Notes, Series E, described below. The remaining proceeds were used to pay related fees and expenses from this offering, and for general corporate purposes.

General and Refunding Mortgage Notes, Series N
          On April 3, 2006, NPC issued and sold $250 million of its 6.65% General and Refunding Mortgage Notes, Series N, due April 1, 2036. The Series N Notes were issued with registration rights. Proceeds of the offering, together with available cash, were utilized to:
•	fund the early redemption of $35 million aggregate principal amount of NPC’s 8.50% Series Z First Mortgage Bonds due 2023 plus approximately $1 million of associated redemption premiums,
•	fund the early redemption of $105 million aggregate principal amount of 6.70% Industrial Development Revenue Bonds, due 2022, and
•	fund the early redemption of approximately $122.5 million aggregate principal amount of NPC’s 8.20% Junior Subordinated Debentures due 2037 (when the debentures were repaid upon redemption, the proceeds from the repayment were used to simultaneously redeem an equal amount of the 8.20% Cumulative Quarterly Preferred Securities of NVP Capital I, a wholly-owned subsidiary of NPC).
          On June 26, 2006, NPC issued an additional $120 million in aggregate principal amount of its 6.65% General and Refunding Mortgage Notes, Series N, as part of the same series as the original Notes. The aggregate principal amount of 6.65% General and Refunding Mortgage Notes, Series N, due 2036, outstanding is $370 million as of September 30, 2006. The proceeds from the second issuance, along with the proceeds from an offering of $75 million of NPC’s 6.5% General and Refunding Mortgage Notes, Series O, due 2018 (described above) were used to pay the total consideration for the tender offer on the 10.875% General and Refunding Mortgage Notes, Series E, described below.
Tender Offer for General and Refunding Mortgage Notes, Series E
          On June 1, 2006, NPC commenced a tender offer for all of its 10.875% General and Refunding Mortgage Notes, Series E, due 2009. In conjunction with that offer, NPC solicited the consent of holders of a majority in aggregate principal amount of the Notes to eliminate substantially all of the restrictive covenants contained in the officer’s certificate governing the Notes. Approximately $150 million of $162.5 million Series E Notes outstanding were validly tendered and accepted by NPC. Those holders who tendered the Notes and delivered their consents by June 14, 2006 were entitled to receive a consent payment of $30 per $1000 principal amount of Notes, plus tender consideration for each $1,000 principal amount of Notes validly tendered. Those holders who tendered the Notes after June 14, 2006, but prior to June 28, 2006, were entitled to receive the tender consideration only. This tender consideration was $1,038.45 in cash plus accrued and unpaid interest up to the June 29, 2006 settlement date per $1,000 principal amount of the Notes tendered. Proceeds from the June 26, 2006 issuance of Series N and Series O Notes (discussed above) were used to fund the tender offer. The total consideration (including the consent payment and accrued interest) paid on June 29, 2006 was approximately $163.6 million. At September 30, 2006, approximately $12.6 million of the Series E Notes remained outstanding. On October 16, 2006, NPC redeemed the remaining $12.6 million aggregate principal amount of the Series E Notes, plus accrued interest, using available cash on hand.
Revolving Credit Facility
          On April 19, 2006, NPC increased the size of its second amended and restated revolving credit facility expiring 2010 to $600 million. The facility will provide additional liquidity for increased commodity prices and temporary bridge financing of capital expenditures. As of September 30, 2006, NPC had $55 million of letters of credit outstanding and had borrowed $50 million under the revolving credit facility. As of October 30, 2006, NPC had $55 million of letters of credit outstanding and had no amounts borrowed under the revolving credit facility.
          The NPC Credit Agreement contains two financial maintenance covenants. The first requires that NPC maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1. The second requires that NPC maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1. As of September 30, 2006, NPC was in compliance with these covenants.
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
General and Refunding Mortgage Notes, Series M
          On January 18, 2006, NPC issued and sold $210 million of its 5.95% General and Refunding Mortgage Notes, Series M, due March 15, 2016. The Series M Notes were issued with registration rights. On February 10, 2006 the net proceeds of the issuance plus available cash were used to repay $210 million of amounts outstanding under NPC’s revolving credit facility, which were borrowed to finance the purchase of a 75% ownership interest in the Silverhawk Generating Facility.

Factors Affecting Liquidity
Limitations on Indebtedness
          Certain factors impact NPC’s ability to issue debt:
1.	Financing Authority from the PUCN; In February 2006 NPC received PUCN authorization to enter into financings of $1.78 billion, which amount included $600 million for the revolving credit facility (described above). NPC has issued approximately $100 million of the new debt authorized under the PUCN Order. NPC’s only remaining authority under this PUCN Order allows NPC to refinance its existing debt and to use its $600 million revolving credit facility.
2.	Limits on Bondable Property; To the extent that NPC has the ability to issue debt under the most restrictive covenants in its financing agreements and has financing authority to do so from the PUCN, NPC’s ability to issue secured debt is still limited by the amount of bondable property or retired bonds that can be used to issue debt under the General and Refunding Mortgage Indenture. As of September 30, 2006, NPC had the capacity to issue $599 million of General and Refunding Mortgage Securities.
3.	Financial Covenants in its financing agreements.
          The terms of certain SPR debt further prohibit NPC and SPPC from incurring additional indebtedness unless certain conditions have been met. See SPR’s Limitations on Indebtedness for details of these restrictions. In addition to the SPR debt, the terms of NPC’s Series G Notes, which mature in 2013, NPC’s Series I Notes, which mature in 2012, NPC’s Series L Notes, which mature in 2015, and NPC’s Second Amended and Restated Revolving Credit Facility restrict NPC from incurring any additional indebtedness unless certain covenants are satisfied. See Note 10, Debt Covenant and Other Restrictions of the Notes to Financial Statements in this report and Note 9, Debt Covenant Restrictions of the Notes to Financial Statements in the 2005 Form 10-K. If NPC’s Series G Notes, Series I Notes, or the Series L Notes are upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the applicable series of securities remains investment grade.
          As of September 30, 2006, the financial covenants under the revolving credit facility, which are more restrictive than the Series G, I and L Notes restrictions, would allow NPC to issue up to $2.1 billion of additional debt. The covenant limitations of certain SPR debt place a cap on additional indebtedness, on a consolidated basis, including SPPC and NPC, of $2.2 billion as of September 30, 2006. Therefore, NPC would not be materially limited by SPR’s cap on additional indebtedness. However, since NPC currently has no PUCN authority to issue new debt, NPC is limited to borrowing under its credit facility. As of October 30, 2006, the balance available under the credit facility is $545 million.
          Since SPR’s debt covenant limitations are calculated on a consolidated basis, SPR’s debt covenant limitations may allow for higher or lower borrowings than $2.2 billion, depending on the Utilities’ combined usage of their respective revolving credit facilities at the time of the covenant calculation.
Discharge of NPC’s First Mortgage Indenture
          On August 17, 2006, following the refunding of the $39.5 million aggregate principal amount of Pollution Control Refunding Revenue Bonds (PCRBs), Series 1992B, (see above) the first mortgage bonds which secured the PCRBs were retired.
          On August 30, 2006, NPC exchanged $115 million in aggregate principal amount of First Mortgage Bonds, Series BB and Series CC, for $115 million in aggregate principal amount of General and Refunding Mortgage Bonds, Series Q. The first mortgage bonds had been issued as security for the $100 million Clark County, Nevada Industrial Development Refunding Revenue Bonds, Series 2000A, and the $15 million Clark County, Nevada Pollution Control Refunding Revenue Bonds, Series 2000B.
          With the conclusion of these two transactions, NPC had no first mortgage bonds outstanding as of August 30, 2006. On September 13, 2006, NPC’s First Mortgage Indenture was discharged and released by the trustee, Deutsche Bank Trust Company Americas. As of that date, NPC’s General and Refunding Mortgage Indenture became the first priority lien on substantially all of NPC’s properties in Nevada.

Limitations on Ability to Issue General and Refunding Mortgage Bonds
          As of September 30, 2006, $2.7 billion of NPC’s General and Refunding Mortgage Securities were outstanding. As mentioned in (3) above under “Limitations on Indebtedness” additional securities may be issued under the General and Refunding Mortgage Indenture as of September 30, 2006. That amount is determined on the basis of:
1.	70% of net utility property additions
2.	the principal amount of retired General and Refunding Mortgage Securities, and/or
3.	the principal amount of first mortgage bonds retired after October 19, 2001.
          NPC also has the ability to release property from the lien of the mortgage indenture on the basis of net property additions, cash and/or retired bonds. To the extent NPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of securities issuable under that indenture.
Credit Ratings
          Fitch upgraded the ratings of SPR and the two Utilities on September 20, 2006. The rating for the senior secured debt of NPC was increased to BBB-, the minimum level for investment grade. The senior unsecured debt for all three companies was also upgraded. The rating outlook for SPR, NPC and SPPC was revised from Positive to Stable. On September 22, 2006, S&P upgraded the rating of NPC’s senior secured debt from BB to BB+, one level below investment grade. On September 27, 2006, Moody’s re-affirmed its rating for NPC’s senior secured debt at Ba1, which is one level below investment grade.
          A security rating is not a recommendation to buy, sell or hold securities. Security ratings are subject to revision and withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.
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
SIERRA PACIFIC POWER COMPANY
RESULTS OF OPERATIONS
          During the three months ended September 30, 2006, SPPC recognized net income of approximately $20.0 million compared to net income of approximately $21.9 million for the same period in 2005. During the nine months ended September 30, 2006, SPPC recognized net income of approximately $42.3 million compared to a net income of approximately $38.9 million for the same period in 2005. As of September 30, 2006, SPPC had paid $16.0 million in common stock dividends to SPR and paid $975 thousand in dividends to holders of its preferred stock. On October 24, 2006, SPPC declared an $8.6 million common stock dividend to SPR.
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

          The components of gross margin were (dollars in thousands):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %
Operating Revenues:
Electric	$284,339	$268,109	6.1%	$767,133	$712,318	7.7%
Gas	21,106	15,574	35.5%	141,128	115,248	22.5%

	$305,445	$283,683	7.7%	$908,261	$827,566	9.8%

Energy Costs:
Purchased Power	106,158	111,409	-4.7%	267,914	260,498	2.8%
Fuel for Power generation	73,066	67,439	8.3%	188,827	176,427	7.0%
Gas purchased for resale	13,492	12,906	4.5%	105,240	89,410	17.7%
Deferral of energy costs-electric-net	(2,260)	(17,414)	-87.0%	20,973	(7,591)	-376.3%
Deferral of energy costs-gas-net	1,130	(2,001)	-156.5%	7,214	(997)	-823.6%

	191,586	172,339	11.2%	590,168	517,747	14.0%

Energy Costs by Segment:
Electric	176,964	161,434	9.6%	477,714	429,334	11.3%
Gas	14,622	10,905	34.1%	112,454	88,413	27.2%

	$191,586	$172,339	11.2%	$590,168	$517,747	14.0%

Gross Margin by Segment:
Electric	$107,375	$106,675	0.7%	$289,419	$282,984	2.3%
Gas	6,484	4,669	38.9%	28,674	26,835	6.9%

	$113,859	$111,344	2.3%	$318,093	$309,819	2.7%

          The causes of significant changes in specific lines comprising the results of operations are provided below (dollars in thousands, except for amounts per unit):
Electric Operating Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior year %	2006	2005	Prior year %
Electric Operating Revenues:
Residential	$88,528	$78,271	13.1%	$239,109	$210,403	13.6%
Commercial	107,502	93,491	15.0%	280,740	241,758	16.1%
Industrial	80,438	89,909	-10.5%	222,755	240,547	-7.4%

Retail	276,468	261,671	5.7%	742,604	692,708	7.2%
Other	7,871	6,438	22.3%	24,529	19,610	25.1%

Total Revenues	$284,339	$268,109	6.1%	$767,133	$712,318	7.7%

Retail sales in thousands of MWh	2,376	2,543	-6.6%	6,546	7,015	-6.7%
Average retail revenue per MWh	$116.36	$102.90	13.1%	$113.44	$98.75	14.9%
          SPPC’s retail revenues increased for the three months and nine months ended September 30, 2006 as compared to the same periods in the prior year primarily due to increases in retail rates and to a lesser extent customer growth. Retail rates increased as a result of SPPC’s various BTER and Deferred Energy cases (refer to “Regulatory Proceedings”). Also contributing to the increase was the growth in retail customers for the three months and nine months ended September 30, 2006 (2.8% and 2.8%, respectively). These increases were offset by lower industrial energy revenues and MWh’s as a result of SPPC’s largest industrial customer, Barrick Gold, moving to distribution-only services effective December 1, 2005. On October 5, 2006, the California Public Utilities Commission (CPUC) approved the recovery of $11.2 million in fuel and purchased power costs under the Energy Cost Adjustment Clause. Effective November 1, 2006, SPPC will begin to collect $10.1 million over a one year period and the remaining amount over a two year period.

          Electric Operating Revenues — Other increased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily as a result of Barrick becoming a distribution-only services customer.
Gas Operating Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior year %	2006	2005	Prior year %
Gas Operating Revenues:
Residential	$11,369	$7,110	59.9%	$78,901	$61,204	28.9%
Commercial	5,448	3,850	41.5%	37,187	30,327	22.6%
Industrial	2,895	1,999	44.8%	14,643	11,121	31.7%

Retail revenue	19,712	12,959	52.1%	130,731	102,652	27.4%
Wholesale revenue	776	1,939	-60.0%	8,275	10,547	-21.5%
Miscellaneous	618	676	-8.6%	2,122	2,049	3.6%

Total Revenues	$21,106	$15,574	35.5%	$141,128	$115,248	22.5%

Retail sales in thousands of decatherms	1,324	1,163	13.8%	10,004	10,315	-3.0%

Average retail revenues per decatherm	$14.89	$11.14	33.6%	$13.07	$9.95	31.3%
          SPPC’s retail gas revenues increased for the three months and nine months ended September 30, 2006 primarily due to increases in retail rates. Retail rates increased as a result of SPPC’s various general, energy and deferred energy rate cases (refer to “Regulatory Proceedings”). Also contributing to the increase was the growth in retail customers for the three months and nine months ended September 30, 2006 (4.2% and 4.3%, respectively). Partially offsetting these increases was a decrease in customer usage as a result of warmer weather. On May 15, 2006, SPPC filed an application with the PUCN to implement a new deferred energy account adjustment in order to recover natural gas costs and to reset the BTER. If approved by the PUCN, SPPC has requested rates to become effective December 2006 (refer to “Regulatory Proceedings”).
          The wholesale revenues for the three months and nine months ended September 30, 2006, decreased compared to the same period of 2005 primarily due to decreased availability of gas for wholesale sales.
Purchased Power

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %
Purchased Power	$106,158	$111,409	-4.7%	$267,914	$260,498	2.8%

Purchased Power in thousands of MWhs	1,399	1,449	-3.5%	4,103	4,228	-3.0%
Average cost per MW of Purchased Power	$75.88	$76.89	-1.3%	$65.30	$61.61	6.0%
          Purchased power costs decreased for the three months ended September 30, 2006 as compared to the same period in 2005 primarily due to a decrease in volume; which was attributed to the loss of a large industrial customer transitioning to distribution only services.
          Purchased power costs increased for the nine months ended September 30, 2006 as compared to the same period in 2005 primarily due to higher prices of purchased power. Volumes for the nine months ended September 30, 2006 decreased slightly as discussed above.

Fuel For Power Generation

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Fuel for Power Generation	$73,066	$67,439	8.3%	$188,827	$176,427	7.0%

Thousands of MWh generated	1,067	1,221	-12.6%	2,916	3,310	-11.9%
Average fuel cost per MWh of Generated Power	$68.48	$55.23	24.0%	$64.76	$53.30	21.5%
          Fuel for power generation and the average fuel cost per MWh increased for the three months and nine months ended September 30, 2006 compared to the same period in 2005. The increase is primarily related to increases in natural gas costs during the first quarter of 2006 and hedging instruments that were purchased during the period when gas prices were escalating as a result of the 2005 hurricanes in the southern United States. The settlement of these instruments during the second and third quarters of 2006 negatively impacted the average cost per MWh as natural gas prices were decreasing during these periods. MWh’s generated decreased as compared to 2005 due primarily to a large industrial customer transitioning to distribution only service for 2006.
Gas Purchased for Resale

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Gas Purchased for Resale	$13,492	$12,906	4.5%	$105,240	$89,410	17.7%

Gas Purchased for Resale (in thousands of decatherms)	1,464	1,487	-1.6%	11,470	11,874	-3.4%

Average cost per decatherm	$9.22	$8.68	6.2%	$9.18	$7.53	21.9%
          The cost of gas purchased for resale for the three months ended September 30, 2006 as compared to the same period in 2005 increased primarily due to hedging instruments that were purchased during the period when gas prices were escalating as a result of the 2005 hurricanes in the southern United States. The settlement of these instruments during the third quarter of 2006 negatively impacted the average cost per decatherm as natural gas prices were decreasing during this period. This increase was partially offset by a decrease in natural gas costs during the third quarter of 2006.
          The cost of gas purchased for resale for the nine months ended September 30, 2006 as compared to the same period in 2005 increased primarily due to higher natural gas prices in the first quarter of 2006, which is typically SPPC’s peak season for its’ gas operations.

Deferred Energy Costs

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Deferred energy costs — electric — net	$(2,260)	$(17,414)	87.0%	$20,973	$(7,591)	376.3%
Deferred energy costs — gas — net	1,130	(2,001)	-156.5%	7,214	(997)	-823.6%

	$(1,130)	$(19,415)		$28,187	$(8,588)

          Deferred energy costs — net represents the difference between actual fuel and purchased power costs incurred during the period and amounts recoverable through current rates. To the extent actual costs exceed amounts recoverable through current rates, the excess is recognized as a reduction in costs. Conversely to the extent actual costs are less than amounts recoverable through current rates, the difference is recognized as an increase in costs. Deferred energy costs — net also include the current amortization of fuel and purchased power costs previously deferred. Reference Note 1, Summary of Significant Accounting Policies, Deferral of Energy Costs of the Condensed Notes to Financial Statements for further detail of deferred energy balances.
          Deferred energy costs — electric net includes amortization of deferred energy costs for the three months ended September 30, 2006 and 2005 of $11.8 million and $13.4 million, respectively; and an under-collection of amounts recoverable in rates of $14.1 million and $30.8 million, respectively. Amounts for the nine months ended September 30, 2006 and 2005 include amortization of deferred energy costs of $34.4 million and $32.1 million, respectively; and an under-collection of amounts recoverable in rates of $13.5 million and $39.7 million, respectively.
          Deferred energy costs — gas — net for 2006 and 2005 include amortization of deferred energy costs for the three months ended September 30, 2006 of $0.6 million and $0.2 million, respectively; and an over-collection of amounts recoverable in rates of $0.5 million and an under-collection of $2.2 million, respectively. Amounts for the nine months ended September 30, 2006 include amortization of deferred energy costs of $4.8 million and $(0.4) million, respectively; and an over-collection of amounts recoverable in rates of $2.4 million and an under-collection of $0.5 million, respectively.
Allowance for Funds Used During Construction (AFUDC)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Allowance for other funds used during construction	$1,357	$429	216.3%	$3,509	$1,229	185.5%

Allowance for borrowed funds used during construction	$882	$390	126.2%	$2,819	$1,129	149.7%

	$2,239	$819	173.5%	$6,328	$2,358	168.4%

          AFUDC for SPPC is higher for the three months and nine months ended September 30, 2006 compared to the same periods in 2005 due to an increase in Construction Work-In-Progress (CWIP). The increase is primarily due to the expansion of the Tracy Generating Station.

Other (Income) and Expense

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2006	2005	Prior Year %	2006	2005	Prior Year %

Other operating expense	$34,119	$29,334	16.3%	$101,413	$97,872	3.6%
Maintenance expense	$8,065	$6,313	27.8%	$24,833	$20,064	23.8%
Depreciation and amortization	$21,075	$22,610	-6.8%	$66,037	$67,534	-2.2%
Interest charges on long-term debt	$18,134	$17,307	4.8%	$53,958	$51,933	3.9%
Interest charges-other	$1,341	$1,001	34.0%	$3,694	$3,402	8.6%
Interest accrued on deferred energy	$(1,433)	$(1,785)	-19.7%	$(4,878)	$(5,061)	-3.6%
Other income	$(2,491)	$(1,681)	48.2%	$(7,301)	$(4,148)	76.0%
Other expense	$2,138	$1,476	44.9%	$6,806	$4,709	44.5%
          Other operating expense for the three month and nine month periods ending September 30, 2006 increased from the prior year due to increased amortization of regulatory assets as a result of SPPC’s GRC, as discussed in Regulatory Proceedings. Also contributing to the increase was the recovery of a claim against Pacific Gas and Electric in 2005; partially offset by Enron legal fees incurred in 2005.
          Maintenance costs for the three month and nine month periods ending September 30, 2006 increased from the prior year due to the timing of scheduled and unscheduled plant maintenance at Valmy, Ft. Churchill and Tracy.
          Depreciation and amortization expenses for the three and nine months ended September 30, 2006 were lower due to the change in depreciation rates as ordered by the PUCN in SPPC’s General Electric and Gas Rate Case. For further information on SPPC’s General and Electric Rate Case see Regulatory Proceedings, later.
          Interest charges on Long-Term Debt increased for the three months and nine months ended September 30, 2006 compared to the same period in 2005 due primarily to interest on the $300 million Series M Note issued in March 2006, partially offset by debt redemptions in March 2006 of $188 million and an additional debt redemption in April 2006 of $10 million. See Note 4, Long-Term Debt of the Condensed Notes to Financial Statements for additional information regarding long-term debt.
          Interest charges-other for the three months and nine months ended September 30, 2006 increased, when compared to the same period in 2005, due to higher costs for early redemptions in March 2006 of $188 million, new issue expenses for the $300 million Series M Note issued in March 2006, and expenses for the debt redemption in April 2006 of $10 million, offset partially by settlements in 2005 with terminated energy suppliers which reduced interest accruals for amounts owed.
          SPPC’s interest accrued on deferred energy for the three and nine months ended September 30, 2006 decreased compared to the same period in 2005 due to lower deferred energy asset balances during the three months and nine months ended September 30, 2006, when compared to the same period in 2005. See Note 3, Regulatory Actions of the Condensed Notes to Financial Statements for further discussion of deferred energy accounting issues.
          SPPC’s other income increased during the three months and nine months ended September 30, 2006, when compared to the same period in 2005, primarily due to an increase in interest income associated with higher cash balances from the issuance of new debt in March, as well as gains from the sale of property.
          SPPC’s other expense increased during the three months and nine months ended September 30, 2006, when compared to the same period in 2005, due to various charges, all of which were not individually significant.
ANALYSIS OF CASH FLOWS
          SPPC’s cash flows decreased during the nine months ended September 30, 2006, when compared to the same period in 2005, as a result of an increase in cash used in investing activities offset by increases in cash flows from operating and financing activities.
          Cash used by investing activities increased primarily as a result of the expansion of the Tracy plant during the nine months ended September 30, 2006, compared to the same period in 2005.

          At various times within the first nine months in 2006, SPPC borrowed approximately $198 million under its revolving credit facility and also issued $300 million 6.0% General and Refunding Mortgage Notes Series M. The draw on the credit facility was used to retire approximately $198 million of SPPC’s Medium Term Notes Series A, B and C, and the net proceeds of the $300 million offering were used to pay off the amount borrowed under the revolving credit facility, to redeem $50 million of preferred stock and to pay associated costs, premium and dividends. The balance will be used to redeem $20 million in debt maturing in November 2006. SPPC also paid dividends to SPR of approximately $16 million.
          Cash from operating activities were higher in 2006 mainly due to the settlement of balances outstanding for tax sharing agreements, a reduction in prepayments for energy and increases in general and energy rates, offset by the settlement with Enron during the first quarter.
LIQUIDITY AND CAPITAL RESOURCES (SPPC)
Overall Liquidity
          SPPC’s primary source of operating cash flows are electric and gas revenues, including the recovery of previously deferred energy and gas costs. Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses and the payment of interest on SPPC’s outstanding indebtedness.

Available Liquidity as of September 30, 2006 (in millions)
SPPC
Cash and Cash Equivalents	$83.5
Balance available on Revolving Credit Facility	342.0

Total Available Liquidity[1]	$425.5

[1]	As of October 30, 2006, SPPC had approximately $342 million available under its’ revolving credit facility. Additionally, if necessary, SPPC has the ability to issue additional debt, as discussed under Limitations on Indebtedness.
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
          During the nine months ended September 30, 2006, there were no material changes to the contractual obligations described in SPPC’s 2005 Form 10-K except for certain financing transactions as discussed below and the entering into certain equipment and construction service contracts to build SPPC’s 514 MW combined cycle natural gas power plant at its Tracy Generating Station, which is expected to be completed in 2008. Obligations under the contracts total approximately $329 million.
Financing Transactions
Redemption Notices
On October 27, 2006, SPPC provided notices of redemption to the holders of its:
•	6.30% Humboldt County Pollution Control Revenue Bonds, Series 1992A, due 7/1/2022, in the amount of $10.3 million;

•	6.55% Washoe County Gas Facilities Revenue Bonds, Series 1990, due 9/1/2020, in the amount of $20 million;

•	6.70% Washoe County Gas Facilities Revenue Bonds, Series 1992, due 11/1/2032, in the amount of $21.2 million;

•	5.90% Washoe County Water Facilities Refunding Revenue Bonds, Series 1993A, due 6/1/2023, in the amount of $9.8 million; and

•	5.90% Washoe County Gas and Water Facilities Refunding Revenue Bonds, Series 1993B, due 6/1/2023, in the amount of $30 million.
          The bonds are scheduled to be redeemed on November 30, 2006, at 100% of the stated principal amount (approximately $91.3 million), plus accrued interest to the date of redemption.

Humboldt County Pollution Control Refunding Revenue Bonds
          On October 30, 2006, the 6.35% Humboldt County Pollution Control Refunding Revenue Bonds, Series 1992B, due August 1, 2022, in the amount of $1 million were redeemed at 100% of the stated principal amount, plus accrued interest.
Revolving Credit Facility
          On April 19, 2006, SPPC increased the size of its amended and restated revolving credit facility expiring 2010 to $350 million. The facility will provide additional liquidity for increased commodity prices and temporary bridge financing of capital expenditures. As of September 30, 2006, SPPC had $8 million of letters of credit outstanding and had no amounts borrowed under the revolving credit facility. As of October 30, 2006, SPPC had $8 million of letters of credit and had no amounts borrowed under the revolving credit facility.
          The SPPC Credit Agreement contains two financial maintenance covenants. The first requires that SPPC maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1. The second requires that SPPC maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1. As of September 30, 2006, SPPC was in compliance with these covenants.
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
General and Refunding Mortgage Notes, Series M
          On March 23, 2006, SPPC issued and sold $300 million of its 6.00% General and Refunding Mortgage Notes, Series M, due May 15, 2016. The Series M Notes were issued with registration rights. Proceeds of the offering were used to repay $173 million borrowed under the revolving credit facility that was utilized to:
•	fund the early redemption of $110 million aggregate principal amount of SPPC’s Collateralized Medium Term 6.95% to 8.61% Series A Notes due 2022,

•	fund the early redemption of $58 million aggregate principal amount of SPPC’s Collateralized Medium Term 7.10% to 7.14% Series B Notes due 2023,

•	pay for maturing debt of $30 million aggregate principal amount of SPPC’s Collateralized Medium Term 6.81% to 6.83% Series C Notes due 2006, and

•	pay for $51 million in connection with the redemption of $50 million of SPPC’s Series A Preferred Stock (two million shares of stock were redeemed at a redemption price per share of $25.683, plus accrued dividends to the redemption date of $.4875 per share).
     The remaining $51 million of proceeds have been or will be used as follows:
•	payment for maturing debt of $20 million aggregate principal amount of SPPC’s Collateralized Medium Term 6.62% to 6.65% Series C Notes due November 2006; and

•	payment of related fees and for general corporate purposes.
Factors Affecting Liquidity
Limitations on Indebtedness
Certain factors impact SPPC’s ability to issue debt:
1.	Financing Authority from the PUCN; In February 2006, SPPC received PUCN authorization to enter into financings of $1.36 billion which amount includes $350 million for the revolving credit facility (described above). SPPC has issued $21 million of the new debt authorized in the PUCN Order. SPPC’s remaining authority under this PUCN Order allows SPPC to use its $350 million revolving credit facility to issue $349 million in new debt and to refinance existing debt as specified in the order.
2.	Limits on Bondable Property; To the extent that SPPC has the ability to issue debt under the most restrictive covenants in its financing agreements and has financing authority to do so from the PUCN, SPPC’s ability to issue secured debt is still limited by the amount of bondable property or retired bonds that can be used to issue debt under the General and Refunding Mortgage Indenture. As of September 30, 2006, SPPC has the capacity to issue $151.6 million of General and Refunding Mortgage Securities.
3.	Financial Covenants in its financing agreements.
          The terms of certain SPR debt further prohibit SPPC and NPC from incurring additional indebtedness unless certain conditions have been met. See SPR’s Limitations on Indebtedness for details of these restrictions. In addition to the SPR debt, the terms of SPPC’s Series H Notes and SPPC’s Amended and Restated Revolving Credit Agreement restrict SPPC from issuing additional indebtedness unless certain covenants are satisfied. See Note 9, Debt Covenant Restrictions, of the Notes to Consolidated Financial Statements in the 2005 Form 10-K.
          As of September 30, 2006, the financial covenants under the revolving credit facility, which are more restricitive than the Series H Notes restriction, would allow SPPC to issue up to $535 million of additional debt. The covenant limitations of certain SPR debt place a cap on additional indebtedness, on a consolidated basis, including SPPC and NPC, at $2.2 billion as of September 30, 2006. Therefore, SPPC would not be materially limited by SPR’s cap on additional indebtedness.
          Since SPR’s debt covenant limitations are calculated on a consolidated basis, SPR’s debt covenant limitations may allow for higher or lower borrowings than $2.2 billion, depending on the Utilities’ combined usage of their revolving credit facilities at the time of the covenant calculation.
Limitations on Ability to Issue General and Refunding Mortgage Bonds
          SPPC’s First Mortgage Indenture creates a first priority lien on substantially all of SPPC’s properties in Nevada and California. As of September 30, 2006, $289.3 million of SPPC’s first mortgage bonds were outstanding. SPPC agreed under the terms of various securities issued under its General and Refunding Mortgage Indenture that it would not issue any additional first mortgage bonds.
          SPPC’s General and Refunding Mortgage Indenture creates a lien on substantially all of SPPC’s properties in Nevada that is junior to the lien of the first mortgage indenture. As of September 30, 2006, $1.2 billion of SPPC’s General and Refunding Mortgage Securities were outstanding. As mentioned in (3) above under “Limitations on Indebtedness” additional securities may be issued under the General and Refunding Mortgage Indenture as of September 30, 2006. That amount has been determined on the basis of:
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
Credit Ratings
          Fitch upgraded the ratings of SPR and the two Utilities on September 20, 2006. The rating for the senior secured debt of SPPC was increased to BBB-, the minimum level for investment grade. The senior unsecured debt for all three companies was also upgraded. The ratings outlook for SPR, NPC and SPPC was revised from Positive to Stable. On September 22, 2006, S&P upgraded the rating of SPPC’s senior secured debt from BB to BB+, one level below investment grade. On September 27, 2006, Moody’s re-affirmed its rating for SPPC’s senior secured debt at Ba1, one level below investment grade.
          A security rating is not a recommendation to buy, sell or hold securities. Security ratings are subject to revision and withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

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
Other (SPPC)
          SPPC’s current contract with the IBEW Local No. 1245, which represents approximately 64% of SPPC’s workforce, was set to expire on December 31, 2005. Both SPPC and IBEW 1245 are currently in negotiations for a new contract which has not been reached as of November 1, 2006. Current contract language allows for the extension of the contract while negotiations on a new labor contract continue. All terms of the current collective bargaining agreement (CBA) will continue during the negotiating process and until a new contract is ratified by IBEW membership. If either party wishes to terminate the contract they must provide the other party 30 days’ written notice. Active negotiations have continued between the parties, who agreed to enlist the assistance of a federal mediator. SPPC is unable at this time to predict the timing of any agreement with the union or the terms of any such agreement.
REGULATORY PROCEEDINGS (UTILITIES)
          SPR is a “holding company” under the Public Utility Holding Company Act of 2005 (PUHCA 2005). As a result, SPR and all of its subsidiaries (whether or not engaged in any energy related business) are required to maintain books, accounts and other records in accordance with Federal Energy Regulatory Commission (FERC) regulations and to make them available to the FERC, the PUCN and California Public Utility Commission (CPUC). In addition, the PUCN, CPUC, or the FERC have the authority to review allocations of costs of non-power goods and administrative services among SPR and its subsidiaries. The FERC has the authority generally to require that rates subject to its jurisdiction be just and reasonable and in this context would continue to be able to, among other things, review transactions between SPR, NPC and/or SPPC and/or any other affiliated company. SPR does not expect that the new PUHCA law or the regulations promulgated by the FERC will have a material impact on the company and how its public utility subsidiaries are regulated.
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
          The Utilities are required to file annual periodic Deferred Energy Accounting Adjustment (DEAA) cases and biennial General Rate Cases (GRCs) in Nevada. As of September 30, 2006, NPC’s and SPPC’s balance sheet included approximately $525.6 million and $90.7 million, respectively, of deferred energy costs of which approximately $359.5 million and $44.2 million has been previously approved for collection over various periods. The remaining amounts will be requested in future regulatory filings. Refer to Note 1, Summary of Significant Accounting Policies, of the Condensed Notes to Financial Statements.
          The following summarizes rate case applications filed in 2005 and 2006. Each of these rate cases, as well as other regulatory matters such as, the Utilities’ Integrated Resource Plans and subsequent amendments, other Nevada matters, California matters and FERC matters, are discussed in more detail within this section.
Pending Rate Cases
•	NPC 2006 Nevada General Rate Case (GRC) — Application to reset General Rates. Nevada Power expects to file its latest biennial general rate case in mid-November 2006.
Recently Approved Rate Cases
•	SPPC 2006 Natural Gas and Propane Deferred Energy and BTER Update — On October 25, 2006, the PUCN approved negotiated settlements to recover $1.1 million in deferred natural gas and propane costs and to set the going forward energy rates such that $1.3 million of new revenues would be collected. The settlements, combined with the expiration of a previous natural gas DEAA rate, will yield a 2.5% rate reduction for natural gas customers and a 3.3% increase for propane customers.

•	SPPC 2006 California Energy Cost Adjustment Clause Rate Case — Application to reset energy rates for SPPC’s California customers. The total request sought to collect an additional $11.2 million annually for deferred and going forward costs related to fuel and power purchases. The two requested rate increases total 16.5%. On October 5, 2006, the CPUC approved the application as filed, with an effective date of November 1, 2006.

•	SPPC 2005 California General Rate Case (GRC) — Application to reset General Rates. On August 24, 2006, the CPUC approved a settlement agreement, which beginning on September 1, 2006, allowed SPPC to collect an estimated $4.1 million of additional general revenues.

•	NPC 2006 BTER Update and Deferred Energy Rate Case — Application to create a new DEAA rate and to update the going forward BTER. On April 12, 2006, the PUCN approved a new BTER, which would increase purchased fuel and power revenues by an estimated $112 million. On June 28, 2006, the PUCN approved a negotiated settlement of the deferred energy phase of the case, which, based on an updated forecast, reduced the previously approved BTER revenue by approximately $1.6 million and allowed full recovery of $171.5 million in deferred costs with an effective date of May 1, 2006.

•	SPPC December 2005 Electric Deferred Energy and BTER Update — Application to create a new electric DEAA rate and to update the electric BTER. On April 12, 2006, the PUCN approved a new Electric BTER, which will increase purchased fuel and power revenues by an estimated $31 million. On June 7, 2006, the PUCN approved a negotiated settlement, which granted SPPC full recovery of the deferred costs during a two year period beginning July 1, 2006.

•	SPPC 2005 Electric General Rate Case — On April 27, 2006, the PUCN authorized a 10.6% ROE and 8.96% ROR and ordered SPPC to reduce general revenues for electric services by approximately $14 million.

•	SPPC 2005 Gas General Rate Cases — On April 27, 2006, the PUCN authorized a 10.6% ROE and 7.98% ROR and ordered SPPC to increase general revenues for gas services by approximately $4.5 million.
Nevada Matters
Nevada Power Company
2006 Integrated Resource Plan
          On June 30, 2006, NPC filed its 2006 triennial Integrated Resource Plan with the PUCN. The filing requested approval to develop new conventional and renewable generation resources, improve NPC’s transmission system and increase demand side initiatives. The demand side programs are intended to help customers use electricity more efficiently and also contribute to NPC’s Renewable Portfolio requirements. The filing contained the following key elements:
•	Requested approval to construct the following supply side resources:
•	Two 750 MW super critical coal fired generation units at the proposed Ely Energy Center in White Pine County, Nevada estimated to be in service by 2011 and 2013 respectively. The Utilities are currently estimating that 80% of each unit will be allocated to NPC and 20% will be allocated to SPPC.

•	A 250-mile 500 kV transmission line to integrate the new generation into both NPC’s and SPPC’s systems and to allow delivery of geothermal resources from Northern Nevada to NPC and solar powered generation from Southern Nevada to SPPC. The transmission line will be allocated to NPC and SPPC similar to the generating units above.

•	600 MW of gas fired combustion turbine peaking generation, 400 MW in service by 2008 and 200 MW in service by 2009.
•	Requested the PUCN to designate the Ely Energy Center and the 500kV transmission intertie as critical facilities under Nevada regulations and requested incentive ratemaking treatment including “CWIP in rate base” during construction and, upon completion, a 2% enhanced ROE and accumulation of depreciation expense in a regulatory asset account from the time the plants are placed in service until they are included in rates.

•	Outlined initiatives, including NPC ownership positions in renewable energy projects, which are expected to enable NPC to meet Nevada’s Portfolio Standards.

•	Requested approval of four new demand side programs and to increase spending on eight existing demand side programs.

•	Outlined NPC’s ten-year $4.7 billion budget for all of the proposed initiatives.

On September 14, 2006 the PUCN approved a negotiated settlement accepting NPC’s load forecast.
          On September 25, 2006, NPC provided testimony that modified its request for critical facility designations and associated incentive ratemaking treatments, which included the withdrawal of the following:
•	incentive ratemaking treatment for the initial $300 million project development costs.

•	NPC’s request for a specific enhanced ROE in this docket; however, NPC stated it would resubmit a request for an enhanced ROE in a future filing.
          On September 27, 2006 the PUCN approved a negotiated settlement of NPC’s 2007-2009 Energy Supply Plan, which was a component of its integrated resource plan filing.
          NPC expects a final order from the PUCN by mid-November 2006.
2006 Deferred Energy and BTER Update
          On January 17, 2006, NPC filed a DEAA rate case application with the PUCN seeking recovery for purchased fuel and power costs and to increase its going forward BTER to reflect future energy costs. Refer to the 2005 Form 10-K for specific details about this filing.
          On April 12, 2006, the PUCN approved an agreement among the interveners and NPC, which, effective May 1, 2006, set NPC’s BTER rates such that an estimated $112 million (revised by June 28, 2006 DEAA agreement — see below) of new revenues would be collected for fuel and power purchases in addition to the start of an $8.4 million collection related to a previous DEAA rate case. Combined, the approximately $120 million increase represented an overall average rate increase of approximately 6.5%.
          In the Deferred Energy portion of the case, NPC had requested authorization to recover $171.5 million of previously incurred purchased fuel and power costs over a one year period. On June 28, 2006, the PUCN approved a negotiated settlement, which specified (1) a reduction of $1.6 million to the BTER approved on April 12, 2006 based on an updated projection of costs and (2) granted NPC full recovery of the $171.5 million of deferred costs during a two year period beginning August 1, 2006. However, the $171.5 million was reduced by a $16.5 million payment previously received by NPC in connection with the Lenzie acquisition. Under this agreement, the DEAA rate changes required to asymmetrically recover the deferred balance are scheduled to be implemented during a two year period such that they will be offset by the expiration of previously approved DEAA rates. As a result, no rate increase was required.
Enhanced ROE Due to Early Completion of Lenzie Generating Station
          The PUCN designated Lenzie a critical facility and allowed a 2% enhancement to the authorized ROE when the PUCN approved NPC’s request to acquire the facility. The PUCN further allowed up to an additional .5% enhanced ROE if the Lenzie Block #1 generator units (two combustion turbine/generators and one steam turbine/generator) were commercially operable before March 31, 2006 and another .5% ROE enhancement if Block #2 was completed before June 30, 2006.
          On January 29, 2006, the first 600 MW combined cycle unit (Block #1) was declared commercially operable. On April 17, 2006, NPC announced that Lenzie Block #2 was commercially operable. NPC’s construction costs are projected to be less than the amount authorized by the PUCN. NPC believes it is eligible to receive a 3% enhancement to the otherwise authorized ROE that will be decided as a result of its GRC filing to be made November 2006. See Note 1, Summary of Significant Accounting Policies of the Condensed Notes to Financial Statements for further discussion on the accounting for the enhancement.
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

Sierra Pacific Power Company
Material Amendments to SPPC’s 2004 Integrated Resource Plan
          On June 14, 2006, SPPC filed an amendment to its 2004 Integrated Resource Plan. The filing contained the following key elements:
•	Requested approval to construct the following supply side resources:
•	Two 750 MW super critical coal fired generation units at the proposed Ely Energy Center in White Pine County, Nevada estimated to be in service by 2011 and 2013 respectively. The Utilities are currently estimating that 80% of each unit will be allocated to NPC and 20% will be allocated to SPPC.

•	A 250-mile 500 kV transmission line to integrate the new generation into both NPC’s and SPPC’s systems and to allow delivery of geothermal resources from Northern Nevada to NPC and solar powered generation from Southern Nevada to SPPC. The transmission line will be allocated to NPC and SPPC similar to the generating units above.
•	Requested the PUCN to designate the Ely Energy Center and the 500kV transmission intertie as critical facilities under Nevada regulations and requested incentive ratemaking treatment including “CWIP in rate base” during construction and, upon completion, a 2% enhanced ROE and accumulation of depreciation expense in a regulatory asset account from the time the plants are placed in service until they are included in rates.

•	Requested approval to make certain enhancements to SPPC’s existing fleet of generators.

•	Provided a $3.7 billion total estimate for the Ely Energy Center and outlines SPPC’s cost for other proposed initiatives totaling approximately $15 million.
          On September 14, 2006 the PUCN approved a negotiated settlement accepting SPPC’s load forecast.
          On September 25, 2006, SPPC provided testimony that modified its request for critical facility designations and associated incentive ratemaking treatments, which included the withdrawal of the following:
•	incentive ratemaking treatment for the initial $300 million project development costs.

•	SPPC’s request for a specific enhanced ROE in this docket; however, SPPC stated it would resubmit a request for an enhanced ROE in a future filing.
          On September 27, 2006 the PUCN approved a negotiated settlement of SPPC’s 2007 Energy Supply Plan Update, which was a component of its integrated resource plan amendment.
          SPPC expects a final order from the PUCN by mid-November 2006.
2006 Natural Gas and Propane Deferred Energy and BTER Update
          On May 15, 2006, SPPC’s gas distribution operation filed applications with the PUCN seeking recovery of deferred natural gas and propane costs accumulated between April 1, 2005 and March 31, 2006. The applications sought to establish a new natural gas DEAA rate to recover $2.5 million of deferred natural gas costs and a new propane DEAA rate to recover $120 thousand of deferred propane costs. SPPC also requested authorization to increase going forward natural gas and propane BTER’s to reflect forecasted gas costs. The new natural gas BTER was expected to increase revenue by $24.5 million. Combined with the expiration of a previous DEAA rate, the requested natural gas rate increases (DEAA and BTER) totaled approximately 10%. The new propane BTER was expected to increase revenue by $66 thousand, which combined with the $120 thousand in deferred costs and the expiration of previously implemented DEAA rates, resulted in an overall requested propane rate increase of approximately 30%.
          On October 25, 2006, the PUCN approved negotiated natural gas and propane settlements which consolidated the deferred natural gas and propane balances for collection from all gas customers and reduced the combined balance to $1.1 million. The agreements transferred approximately $1.4 million to other deferral periods and $.1 million to expense accounts. The agreements called for the cost recovery to occur over a 12 month period beginning December 1, 2006.
          The negotiated going forward natural gas rate is expected to recover an additional $1.3 million in revenue, which is a decrease from the originally requested $24.5 million. The decrease reflects more current natural gas price expectations.
          These settlements, combined with the expiration of a previous natural gas DEAA rate will cause natural gas customer rates to decrease by 2.5% and cause propane customer rates to increase by 3.3%.

December 2005 Electric Deferred Energy and BTER Update
          On December 1, 2005, SPPC filed an electric DEAA rate case application with the PUCN. The application sought recovery of purchased fuel and power costs and requested an increase in SPPC’s going forward BTER to reflect future energy costs. Refer to the 2005 Form 10-K for specific details about this filing.
          On April 12, 2006, the PUCN issued an order authorizing SPPC to increase its BTER on May 1, 2006, such that SPPC expects to collect $31 million in new revenues for purchased power. The change represented a 3.5% increase to customer rates.
          In the Deferred Energy portion of this case, SPPC had requested authorization to begin a one year recovery of the $46.7 million of previously incurred purchased fuel and power costs on July 1, 2006. On June 7, 2006, the PUCN approved a negotiated settlement, which granted SPPC full recovery of the deferred costs during a two year period beginning July 1, 2006. Under this agreement, the DEAA rate changes required to asymmetrically recover the $46.7 million deferred balance are scheduled to be implemented such that they will be offset by the expiration of previously approved DEAA rates. As a result, no rate increase was required.
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
          On September 13, 2006, the PUCN approved a stipulated agreement allowing NPC to purchase from SPPC, non-solar portfolio energy credits to meet its 2005 compliance year requirements. The PUCN scheduled a hearing for November 16 and 17, 2006 to hear testimony on the Companies’ compliance report and specifically the calculation of Renewable Energy Credits available from Demand Side Management or energy conservation programs.
California Electric Matters (SPPC)
Sierra Pacific Power Company 2006 Energy Cost Adjustment Clause Rate Case
          On April 3, 2006, SPPC filed with the CPUC to reset its “balancing” rate to recover a forecasted deferred energy cost balance and to increase its “offset” rate for going-forward fuel and power purchases. The requested increase in the balancing rate is expected to result in $1.1 million additional revenue and the requested increase in the offset rate is expected to collect an additional $10.1 million. The total request represents an $11.2 million annual revenue increase or a 16.5% average increase to customer rates.
          On October 5, 2006, the CPUC authorized SPPC’s request as filed.

Sierra Pacific Power Company 2005 General Rate Case
          On June 3, 2005, SPPC filed a California general rate case requesting $8.1 million of new revenue from approximately 40,000 California customers. The request represents a 12.7% average increase. SPPC requested that the new rates become effective on January 1, 2006.
          On August 24, 2006, the CPUC approved a settlement agreement, which beginning September 1, 2006, allowed SPPC to collect an estimated $4.1 million of additional general revenues from its California customers.
ACCOUNTING MATTERS
Recent Pronouncements
          See Note 1, Summary of Significant Accounting Policies of the Condensed Notes to Financial Statements, for a discussion of accounting policies and recent pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          As of September 30, 2006, SPR, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity. Such instruments are fixed and variable rate debt. Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands).

	Expected Maturity Date
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Long-term Debt

SPR
Fixed Rate	$—	$—	$—	$—	$—	$659,142	$659,142	$688,849
Average Interest Rate	—	—	—	—	—	7.86%	7.86%

NPC
Fixed Rate	$12,558	$17	$13	$—	$—	$2,140,835	$2,153,423	$2,245,347
Average Interest Rate	10.87%	8.17%	8.17%	—	—	6.85%	6.87%
Variable Rate	$—	$—	$—	$15,000	$50,000	$192,500	$257,500	$257,500
Average Interest Rate				3.49%	6.33%	3.45%	4.01%

SPPC
Fixed Rate	$20,530	$2,400	$322,400	$600	$—	$749,250	$1,095,180	$1,115,600
Average Interest Rate	6.62%	6.40%	7.99%	6.40%	—	6.09%	6.66%

Total Debt	$33,088	$2,417	$322,413	$15,600	$50,000	$3,741,727	$4,165,245	$4,307,296

Commodity Price Risk
          See the 2005 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk. No material changes in commodity risk have occurred since December 31, 2005.
Credit Risk
          The Utilities monitor and manage credit risk with their trading counterparties. Credit risk is defined as the possibility that a counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition. The Utilities’ credit risk associated with trading counterparties was approximately $24.6 million as of September 30, 2006 which has substantially decreased from the September 30, 2005 balance of $272 million. This decrease reflects the continued decline in natural gas and wholesale power market prices relative to the fall 2005 — winter 2006 spikes following hurricanes Katrina and Rita. In the event that the trading counterparties are unable to deliver under their contracts, it may be necessary for the Utilities to purchase alternative energy at a higher market price.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures.
          SPR, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of September 30, 2006, the registrants’ disclosure controls and procedures were effective.
(b)	Change in internal controls over financial reporting.
          There were no changes in internal controls over SPR, NPC or SPPC’s financial reporting in the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect their respective internal controls over financial reporting.
PART II

ITEM 1.	LEGAL PROCEEDINGS
          For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:
•	“Item 3, Legal Proceedings” in the 2005 Form 10-K, and Item 1, Legal Proceedings, in the Form 10-Q for the Quarter Ended March 31, 2006 and Form 10-Q for the Quarter Ended June 30, 2006; and

•	Note 6 “Commitments and Contingencies of the Condensed Notes to the Consolidated Financial Statements” in Part I of this report.
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
          Oral argument was heard on February 23, 2006. On July 20, 2006, the Nevada Supreme Court ruled NPC is allowed to recover $180 million of the disallowed deferred energy costs and directed the District Court to remand the issue back to the PUCN to determine the rate schedule that will be used to recover this amount. In all other respects, the Nevada Supreme Court affirmed the District Court’s decision on the PUCN disallowance. In the third quarter of 2006, as a result of the Nevada Supreme Court decision, NPC recorded approximately $180 million, before tax, of the previously disallowed deferred energy costs in its Statements of Operations as “Reinstatement of Deferred Energy Costs.” NPC is unable to predict the terms of the rate schedule that the PUCN will provide for recovery of this amount.
Sierra Pacific Resources and Nevada Power Company
Merrill Lynch/Allegheny Lawsuit
In May 2003, SPR and NPC filed suit against Merrill Lynch & Co., Inc. and Merrill Lynch Capital Services, Inc. (collectively, Merrill Lynch) and Allegheny Energy, Inc. and Allegheny Energy Supply Co., LLC (collectively, Allegheny) in the United States District Court, District of Nevada, for compensatory and punitive damages of $850 million for causing the Public Utilities Commission of Nevada to disallow a $180 million rate adjustment for NPC in its 2001 deferred energy case (as discussed above). The PUCN held that NPC acted imprudently when it refused to enter into an electricity supply contract with Merrill Lynch and subsequently paid too much for electricity from another source. SPR and NPC allege that Merrill Lynch and Allegheny’s fraudulent testimony and wrongful conduct caused the PUCN disallowance. Merrill Lynch filed motions to dismiss on May 6, 2003 and June 23, 2003. Thereafter, the case was stayed pending resolution of NPC’s appeal of the 2001 deferred energy case pending before the Nevada Supreme Court. The Nevada Supreme Court has since rendered its decision in the appeal. The Nevada District Court has yet to rule on the motions to dismiss. On October 17, 2006, the District Court approved a stipulation continuing a stay of the proceeding pending final resolution of the PUCN remand proceedings in the 2001 deferred energy case.
Sierra Pacific Power Company
Piñon Pine
          In its 2003 General Rate Case, SPPC sought recovery of its unreimbursed costs associated with the Piñon Pine Coal Gasification Demonstration Project (the “Project”). The Project represented experimental technology tested pursuant to a Department of Energy (DOE) Clean Coal Technology initiative. Under the terms of the Project agreement, SPPC and DOE agreed to each fund 50% of construction costs of the Project. SPPC’s participation in the Project had received PUCN approval as part of SPPC’s 1993 integrated electric resource plan. While the conventional portion of the plant, a gas-fired combined cycle unit, was installed and performed as planned, the coal gasification unit never became fully operational. After numerous attempts to re-engineer the coal gasifier, the technology was determined to be unworkable. In its order of May 25, 2004, the PUCN disallowed $43 million of unreimbursed costs associated with the Project. SPPC filed a Petition for Judicial Review with the Second Judicial District Court of Nevada (District Court) in June 2004 (CV04-01434). On January 25, 2006, the District Court vacated the PUCN’s disallowance in SPPC’s 2003 General Rate Case and remanded the case back to the PUCN for further review as to whether the costs were justly and reasonably incurred (Order). On March 27, 2006, the PUCN appealed the Order to the Nevada Supreme Court (the “Supreme Court”) and filed a motion to stay the Order pending the appeal to the Supreme Court. On June 12, 2006, the District Court granted PUCN’s motion to stay the Order. On July 20, 2006, the Supreme Court issued an order questioning the finality of the District Court’s decision and thus whether it has jurisdiction over the appeal and invited the parties to brief this matter. The BCP and PUCN responded in early August. Parties are awaiting a decision by the Supreme Court. SPPC is unable to predict the outcome of the appeal.
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
          As of September 30, 2006, NPC’s and SPPC’s unapproved deferred energy costs, including claims for terminated energy supply contracts, were $166.1 million and $46.7 million, respectively.
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
          Assuming that the Utilities meet the requirements to pay dividends under the Federal Power Act and that any dividends paid to SPR are for SPR’s debt service obligations, under their material dividend restrictions, each of the Utilities may pay dividends to SPR if each such Utility can meet a 2 to 1 fixed charge coverage ratio test. If that condition is met, the amount of dividends that can be paid is less than 50% of such Utilities’ consolidated net income plus the amount of capital contributions made to such Utility by SPR for the period from the date of issuance of the respective series of Notes to the end of the most recently ended fiscal quarter. If they do not meet these conditions, the Utilities can still pay SPR’s reasonable fees and expenses, provided that each such Utility has a cash flow to fixed charge coverage ratio of at least 1.75:1 over the prior four fiscal quarters. Due to the cumulative calculation of this restriction, NPC’s Series L Notes and SPPC’s Series H Notes are effectively the most restrictive dividend limitations. In addition, under the most restrictive of their dividend restrictions, NPC and SPPC have a carve-out that permits them to pay up to $25 million to SPR, from the date of issuance of the applicable debt securities, regardless of whether the other conditions to paying dividends have been met. Although each Utility currently meets the conditions described above, a significant loss by either Utility could cause that Utility to be precluded from paying dividends to SPR until such time as that Utility again meets the coverage test. The dividend restriction in the PUCN order may be more restrictive than the Utilities’ individual dividend restrictions because the PUCN dividend restriction currently limits the amount of dividends paid to SPR collectively by the Utilities to SPR’s actual cash debt service payments, which amount may be less than the aggregate amount of the Utilities’ individual dividend restrictions. For the nine months ended September 30, 2006, SPR received approximately $48 million in dividends from the Utilities to meet its debt service obligations.
SPR’s indebtedness is effectively subordinated to the liabilities of its subsidiaries, particularly NPC and SPPC. SPR and the Utilities have the ability to issue a significant amount of additional indebtedness under the terms of their various financing agreements.
          Because SPR is a holding company, its indebtedness is effectively subordinated to the Utilities’ existing and future liabilities. SPR conducts substantially all of its operations through its subsidiaries, and thus SPR’s ability to meet its obligations under its indebtedness will be dependent on the earnings and cash flows of those subsidiaries and the ability of those subsidiaries to pay dividends or to advance or repay funds to SPR. Holders of SPR’s indebtedness will generally have a junior position to claims of SPR’s subsidiaries’ creditors, including trade creditors, debt holders, secured creditors, taxing authorities, and guarantee holders. As of October 30, 2006, the Utilities had approximately $3.5 billion of debt outstanding. Although the terms of SPR’s indebtedness restrict the amount of additional indebtedness that SPR and the Utilities may issue, based on SPR’s September 30, 2006 financial statements, these restrictions do not materially limit the total amount of indebtedness that may be issued by SPR, NPC and SPPC in the aggregate. Assuming an interest rate of 7.0%, these restrictions would allow SPR and the Utilities to issue up to an aggregate amount of approximately $2.2 billion as of September 30, 2006. In addition, NPC and SPPC are subject to regulatory restrictions and restrictions under the terms of their various financing agreements on their ability to issue additional indebtedness.
If Federal and/or State requirements are imposed on NPC and SPPC mandating further emission reductions, including limitations on carbon dioxide (CO2) emissions, such requirements could make some electric generating units uneconomical to maintain or operate.
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
          Currently, the State of Nevada requires compliance with its Portfolio Standard for Renewable Energy, which mandates that a share of the energy delivered to Nevada retail customers come from renewable energy resources. This energy is to be provided via direct generation, saved from portfolio energy systems or realized from implementation of efficiency measures. The Utilities continue to take affirmative actions to fulfill the Portfolio Standard requirements on their system. However, the Utilities’ success in meeting the standard remains dependent on creation of new renewable energy projects, both owned or via output which is purchased from third parties, as well as maintenance of an ongoing positive climate for renewable energy development across Nevada.
SPR and the Utilities may be negatively affected by changes in accounting principles, particularly SFAS 158, amending FASB Statements No. 87, 88, 106, and 132-(R).
          Changes in accounting principles and practices required by the FASB, the SEC and/or the FERC can have a significant effect on SPR’s and the Utilities’ financial statements and results of operations.
          In September 2006, the FASB issued SFAS 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132-(R).” SFAS 158 seeks to address certain important deficiencies the FASB finds in today’s pension accounting. Currently, changes in a plan’s assets and its benefit obligation are not being recognized as they occur and important information about postretirement plans is currently being relegated to the footnotes rather than being recognized in the financial statements. Specifically, the amendment would require SPR and the Utilities to recognize the overfunded or underfunded status of defined benefit postretirement plans in their Consolidated Balance Sheets. An overfunded status would result in the recognition of an asset and an underfunded status would result in the recognition of a liability. The adjustment to record an asset or liability would be offset by a regulatory asset or liability. If SPR and/or the Utilities were required to record a substantial liability, it could, depending upon the magnitude thereof, affect the ability of SPR and/or the Utilities to meet certain financial covenants and incurrence tests. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SPR and the Utilities are currently assessing the impact SFAS 158 will have on their consolidated financial position, the outcome of which may be material. However, management does not currently believe that any adjustment for 2006 would affect SPR’s or the Utilities’ compliance with the covenants under their respective financing agreements or their ability to incur additional indebtedness.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          On October 24, 2006, the Compensation Committee of the Board of Directors awarded Walter M. Higgins, CEO, 65,000 shares of SPR common stock pursuant to achievement of performance criteria consistent with his employment agreement dated August 4, 2006. The performance award was paid on October 26, 2006 as a combination of equivalent cash and SPR common stock.
          On November 1, 2006, Sierra Pacific Power Company filed its restated articles of incorporation with the Nevada Secretary of State. SPPC also filed a withdrawal of the certificate of designation for its’ previously issued but no longer outstanding series of preferred stock.
          The restated articles authorize the issuance of (i) Twenty million (20,000,000) shares of common stock with a par value of $3.75 per share; and (ii) Ten million (10,000,000) shares of preferred stock with no par value per share. Currently, all of SPPC’s one thousand (1,000) shares of common stock outstanding are held by SPR. SPPC has no outstanding preferred stock.
          Under the restated articles, preferred stock may be issued from time to time in one or more series in such amounts and with such terms and conditions as may be determined by the board of directors.
          The restated articles limit the liability of directors and officers to the fullest extent permitted by applicable law. The restated articles may be amended or altered by a vote of the holders of a majority of SPPC’s common stock then issued, outstanding and entitled to vote. SPPC may sell its assets upon the affirmative vote of a majority of the board of directors.
          The restated articles eliminate the restrictive covenants that were previously contained in SPPC’s articles of incorporation, including a limitation on the amount of dividends that may be paid on SPPC’s common stock and a limitation on the amount of secured debt that may be issued by SPPC.

ITEM 6. EXHIBITS

(a) Exhibits filed with this Form 10-Q:

Sierra Pacific Power Company

3.1	Restated Articles of Incorporation of Sierra Pacific Power Company.

Nevada Power Company

10.1	Financing Agreement between Clark County, Nevada and Nevada Power Company dated August 1, 2006 (relating to Clark County, Nevada $39,500,000 Pollution Control Refunding Revenue Bonds Series 2006).

10.2	Financing Agreement between Coconino County, Arizona Pollution Control Corporation and Nevada Power Company dated August 1, 2006 (relating to Coconino County, Arizona Pollution Control Corporation Refunding Revenue Bonds Series 2006A).

10.3	Financing Agreement between Coconino County, Arizona Pollution Control Corporation and Nevada Power Company dated August 1, 2006 (relating to Coconino County, Arizona Pollution Control Corporation $40,000,000 Pollution Control Refunding Revenue Bonds Series 2006B).

Sierra Pacific Resources, Nevada Power Company and Sierra Pacific Power Company

31.1	Certification of Chief Executive Officer of Sierra Pacific Resources Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Sierra Pacific Resources Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of Chief Financial Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Sierra Pacific Resources Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of Sierra Pacific Resources Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of Chief Financial Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Chief Financial Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Sierra Pacific Resources (Registrant)
Date: November 2, 2006	By:	/s/ Michael W. Yackira
Michael W. Yackira
Corporate Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2006	By:	/s/ John E. Brown
John E. Brown
Controller (Principal Accounting Officer)

Nevada Power Company (Registrant)
Date: November 2, 2006	By:	/s/ Michael W. Yackira
Michael W. Yackira
Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2006	By:	/s/ John E. Brown
John E. Brown
Controller (Principal Accounting Officer)

Sierra Pacific Power Company (Registrant)
Date: November 2, 2006	By:	/s/ Michael W. Yackira
Michael W. Yackira
Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2006	By:	/s/ John E. Brown
John E. Brown
Controller (Principal Accounting Officer)