Form 10-Q
period 2014-03-31
SIERRA PACIFIC POWER CO
filed 2014-05-02
CIK 90144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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
775-834-4011

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $3.75 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company, formerly known as MidAmerican Energy Holdings Company. As of April 30, 2014, 1,000 shares of common stock, $3.75 par value, were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Sierra Pacific Power Company and Related Entities

Company	Sierra Pacific Power Company and its subsidiaries
Berkshire Hathaway Energy	Berkshire Hathaway Energy Company (formerly MidAmerican Energy Holdings Company)
NV Energy	NV Energy, Inc.
Nevada Power	Nevada Power Company, an electric utility wholly owned by NV Energy
Ft. Churchill Generating Station	226-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GWh	Gigawatt Hours
MWh	Megawatt Hours
PUCN	Public Utilities Commission of Nevada

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

•
other business or investment considerations that may be disclosed from time to time in the Company's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Company are described in the Company's filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.        Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries (the "Company") as of March 31, 2014, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 2, 2014

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$82	$67
Accounts receivable, net	130	156
Inventories	48	43
Regulatory assets	37	15
Deferred income taxes	38	48
Other current assets	27	23
Total current assets	362	352

Property, plant and equipment, net	2,566	2,552
Regulatory assets	424	427
Other assets	36	38

Total assets	$3,388	$3,369

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$129	$151
Accrued interest	15	15
Accrued property, income and other taxes	12	12
Accrued employee expenses	8	7
Regulatory liabilities	47	37
Current portion of long-term debt	1	1
Customer deposits and other	15	16
Total current liabilities	227	239

Long-term debt	1,199	1,199
Regulatory liabilities	246	243
Deferred income taxes	528	525
Other long-term liabilities	149	147
Total liabilities	2,349	2,353

Commitments and contingencies (Note 7)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Accumulated deficit	(71)	(93)
Accumulated other comprehensive loss, net	(1)	(2)
Total shareholder's equity	1,039	1,016

Total liabilities and shareholder's equity	$3,388	$3,369

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Operating revenue:
Electric	$177	$172
Natural gas	44	34
Total operating revenue	221	206

Operating costs and expenses:
Cost of fuel, energy and capacity	80	62
Natural gas purchased for resale	29	18
Operating and maintenance expense	34	48
Depreciation and amortization	26	25
Property and other taxes	6	6
Total operating costs and expenses	175	159

Operating income	46	47

Other income (expense):
Interest expense, net of allowance for debt funds	(15)	(16)
Allowance for equity funds	1	1
Other, net	2	2
Total other income (expense)	(12)	(13)

Income before income tax expense	34	34
Income tax expense	12	12
Net income	$22	$22

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Loss, Net	Equity

Balance at December 31, 2012	1,000	$—	$1,111	$(71)	$(1)	$1,039
Net income	—	—	—	22	—	22
Balance at March 31, 2013	1,000	$—	$1,111	$(49)	$(1)	$1,061

Balance at December 31, 2013	1,000	$—	$1,111	$(93)	$(2)	$1,016
Net income	—	—	—	22	—	22
Other	—	—	—	—	1	1
Balance at March 31, 2014	1,000	$—	$1,111	$(71)	$(1)	$1,039

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$22	$22
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26	25
Deferred income taxes and amortization of investment tax credits	12	12
Allowance for equity funds	(1)	(1)
Amortization of deferred energy	1	(25)
Deferred energy	(22)	(8)
Amortization of other regulatory assets	12	19
Other, net	5	5
Changes in other operating assets and liabilities:
Accounts receivable and other assets	19	10
Inventories	(5)	8
Accounts payable and other liabilities	(1)	(11)
Net cash flows from operating activities	68	56

Cash flows from investing activities:
Capital expenditures	(55)	(39)
Contributions in aid of construction and customer advances	2	7
Net cash flows from investing activities	(53)	(32)

Net change in cash and cash equivalents	15	24
Cash and cash equivalents at beginning of period	67	61
Cash and cash equivalents at end of period	$82	$85

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization and Operations

Sierra Pacific Power Company, together with its subsidiaries (collectively, the "Company"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Nevada Power Company ("Nevada Power") and certain other subsidiaries. The Company is a United States utility company serving electric retail customers, including residential, commercial and industrial customers, primarily in northern Nevada and retail natural gas customers in Nevada. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("Berkshire Hathaway Energy"), formerly known as MidAmerican Energy Holdings Company. Berkshire Hathaway Energy is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. Berkshire Hathaway Energy is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013. Certain amounts in the prior period Consolidated Statement of Operations have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported net income. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2014.

(2)    New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-04, which amends FASB Accounting Standards Codification Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

	As of
	March 31,	December 31,
	2014	2013
Utility plant in-service:
Electric generation	$1,071	$1,070
Electric distribution	1,297	1,289
Electric transmission	685	685
Electric intangible plant	143	138
Natural gas distribution	358	357
Natural gas intangible plant	13	13
Common general	219	212
Utility plant in-service	3,786	3,764
Accumulated depreciation and amortization	(1,316)	(1,301)
Utility plant in-service, net	2,470	2,463
Construction work-in-progress	96	89
Property, plant and equipment, net	$2,566	$2,552

(4)    Regulatory Matters

Energy Efficiency Implementation Rates

The PUCN's final order approving the merger between Berkshire Hathaway Energy and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. As a result, the Company has deferred revenue recognition for energy efficiency implementation rates collected and has recorded a liability of $2 million on the Consolidated Balance Sheets as of March 31, 2014. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. The Company proposed to suspend collection of the energy efficiency implementation rate on October 1, 2014, and defer implementation of a new energy efficiency implementation rate until January 1, 2015.

2013 FERC Transmission Rate Case

In May 2013, the Company, along with Nevada Power, filed an application with the FERC to establish single system transmission and ancillary service rates. The combined filing requested incremental rate relief of $17 million annually to be effective January 1, 2014. On August 5, 2013, the FERC granted the companies' request for a rate effective date of January 1, 2014 subject to refund, and set the case for hearing or settlement discussions. On January 1, 2014, the Company implemented the filed rates in this case subject to refund as set forth in FERC's order. As of March 31, 2014 the Company accrued $1 million for amounts subject to rate refund, which is included in customer deposits and other on the Consolidated Balance Sheets. At this time management is unable to determine the final revenue impact of the case.

(5)    Employee Benefit Plans

The Company is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non-Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of the Company. Amounts attributable to the Company were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive income.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2014	2013
Qualified Pension Plan:
Other assets	$17	$18

Non-Qualified Pension Plans:
Customer deposits and other	(1)	(1)
Other long-term liabilities	(11)	(11)

Other Postretirement Plans:
Other long-term liabilities	(38)	(38)

(6)	Fair Value Measurements

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

The Company's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of the Company's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of the Company's long-term debt (in millions):

	As of March 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,175	$1,288	$1,176	$1,270

(7)	Commitments and Contingencies

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

Valmy Generating Station

In June 2009, the Company received a request for information from the Environmental Protection Agency Region 9 under Section 114 of the Clean Air Act requesting current and historical operations and capital project information for the Company's Valmy Generating Station, a 522-megawatt generating facility located in Valmy, Nevada. The Company co-owns and operates this coal-fueled generating facility. Idaho Power Company owns the remaining 50%. The Environmental Protection Agency's Section 114 information request does not allege any incidents of non-compliance at the plant, and there have been no other new enforcement-related proceedings that have been initiated by the Environmental Protection Agency relating to the plant. The Company completed its response to the Environmental Protection Agency in December 2009 and will continue to monitor developments relating to this Section 114 request. At this time, the Company cannot predict the impact, if any, associated with this information request.

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

Newmont Nevada Energy Investment - TS Power Plant

Newmont Nevada Energy Investment, LLC ("Newmont") owns a 203 megawatt coal-fueled power plant facility located in Eureka County, NV (the "TS Power Plant") that is interconnected to the Company's transmission system. As a result of system modifications required for a 500-kilovolt transmission line connecting the Company and Nevada Power ("ON Line"), Newmont will need to install certain protection equipment at its TS Power Plant. Newmont brought suit against the Company in the Second Judicial District of Nevada seeking declaratory relief and to enjoin the operation at full capacity of certain equipment to be installed by the Company for the ON Line project, until such time as Newmont completes the design, fabrication and installation of protection equipment at its power plant to protect its generator from potential adverse effects caused by the operation of the Company's equipment at full capacity. In addition, Newmont's complaint asserted a claim under the parties' interconnection agreement seeking to recover the cost of making the necessary modifications to the TS Power Plant.

A hearing on Newmont's motion for a preliminary injunction was held during the week of August 12, 2013, after which the trial court concluded that it would enter an order enjoining the Company from operating its equipment at full capacity from January 1, 2014 until approximately April 8, 2014, and from approximately June 1, 2014 to June 30, 2014 (or the time Newmont has completed the installation of its protection equipment), so as to allow installation and testing of protection equipment at the TS Power Plant. The district court issued the order in December 2013. Newmont posted the required $1 million bond and subsequently filed a complaint with the FERC to address the issue of who will pay for the protection equipment and its installation at the TS Power Plant. In April 2014, the FERC issued an order directing the Company to pay the costs of studies relating to subsynchronous resonance conducted by Newmont and the installation of the protection equipment at the TS Power Plant, which are estimated to be $1 million and $11 million, respectively. The costs are a component of the ON Line construction costs and are shared between the Company and Nevada Power at 5% and 95%, respectively.

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

(8)    Segment Information

The Company has identified two reportable operating segments: electric and natural gas. The electric segment derives most of its revenue from retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The natural gas segment derives most of its revenue from retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting natural gas owned by others through its distribution system. Pricing for electric and natural gas sales are established separately by the PUCN; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance.

Operating revenue, cost of fuel, energy and capacity and natural gas purchased for resale are key drivers of the Company's results of operations as they encompass retail and wholesale electricity and natural gas revenue and the direct costs associated with providing electricity and natural gas to customers. The Company believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity and natural gas purchased for resale, is therefore meaningful.

The following tables provide information on a reportable segment basis for the three-month periods ended March 31 (in millions):

	2014
		Natural
	Electric	Gas	Total
Operating revenue	$177	$44	$221
Cost of fuel, energy and capacity	80	—	80
Natural gas purchased for resale	—	29	29
Gross margin	$97	$15	112

Operating and maintenance expense			34
Depreciation and amortization			26
Property and other taxes			6
Interest expense, net of allowance for debt funds			15
Allowance for equity funds			(1)
Other, net			(2)
Income before income tax expense			$34

	2013
		Natural
	Electric	Gas	Total
Operating revenue	$172	$34	$206
Cost of fuel, energy and capacity	62	—	62
Natural gas purchased for resale	—	18	18
Gross margin(1)	$110	$16	126

Operating and maintenance expenses			48
Depreciation and amortization			25
Property and other taxes			6
Interest expense, net of allowance for debt funds			16
Allowance for equity funds			(1)
Other, net			(2)
Income before income tax expense			$34

(1)	Energy efficiency program costs were reclassified from gross margin to operating and maintenance expenses for presentation purposes.

	As of
	March 31,	December 31,
	2014	2013
Total assets:
Electric	$2,952	$2,957
Natural gas	347	335
Other(1)	89	77
Total assets	$3,388	$3,369

(1)	Consists principally of cash and cash equivalents.

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

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of the Company during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q. The Company's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2014 and 2013

Net income for 2014 of $22 million was unchanged from 2013.
Operating revenue, cost of fuel, energy and capacity and natural gas purchased for resale are key drivers of the Company's results of operations as they encompass retail and wholesale electricity and natural gas revenue and the direct costs associated with providing electricity and natural gas to customers. The Company believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity and natural gas purchased for resale, is therefore meaningful.

Electric Gross Margin

A comparison of the Company's key operating results is as follows:

	First Quarter
	2014	2013	Change
Gross margin (in millions):
Operating revenue	$177	$172	$5	3%
Cost of fuel, energy and capacity	80	62	18	29
Gross margin	$97	$110	$(13)	(12)

Sales (GWh):
Residential	594	629	(35)	(6)%
Commercial	652	650	2	—
Industrial	687	668	19	3
Other	4	4	—	—
Total retail	1,937	1,951	(14)	(1)
Wholesale	210	200	10	5
Total sales	2,147	2,151	(4)	—

Average number of retail customers (in thousands)	330	327	3	1%

Average retail revenue per MWh	$82.85	$79.68	$3.17	4%

Heating degree days	1,860	2,285	(425)	(19)%

Sources of energy (GWh):
Coal	455	338	117	35%
Natural gas	909	808	101	13
Total energy generated	1,364	1,146	218	19
Energy purchased	810	1,105	(295)	(27)
Total	2,174	2,251	(77)	(3)

Electric gross margin decreased $13 million, or 12%, for 2014 compared to 2013 primarily due to:

•	a decrease in revenues of $10 million as a result of the 2013 general rate case effective January 1, 2014;

•	a decrease in net residential usage of $2 million, primarily due to a decrease in heating degree days during the winter; and

•	a decrease of $1 million from energy efficiency implementation rate revenues.

Natural Gas Gross Margin

A comparison of the Company's key operating is as follows:

	First Quarter
	2014	2013	Change
Gross margin (in millions):
Operating revenue	$44	$34	$10	29%
Natural gas purchased for resale	29	18	11	61
Gross margin	$15	$16	$(1)	(6)

Sales (Dth):
Residential	3,299	4,136	(837)	(20)%
Commercial	1,759	2,076	(317)	(15)
Industrial	507	533	(26)	(5)
Total retail	5,565	6,745	(1,180)	(17)

Average number of retail customers (in thousands)	156	154	2	1%
Average revenue per retail Dth sold:	$7.75	$4.97	$2.78	56%
Average cost of natural gas per retail Dth sold	$7.08	$5.58	$1.50	27%
Heating degree days	1,860	2,285	(425)	(19)%

Natural gas gross margin decreased $1 million, or 6%, for 2014 compared to 2013 primarily due to a decrease in customer usage from milder weather.

Operating and maintenance expense decreased $14 million, or 29%, for 2014 compared to 2013 primarily due to:

•	increased regulatory credits related to NV Energize and retirement of meters of $3 million;

•	decreased demand side management program amortizations of $2 million;

•	stock compensation costs in 2013 of $2 million;

•	decreased regulatory expenses and amortization of $1 million;

•	decreased energy efficiency program costs, which are fully recovered in revenues of $1 million;

•	lower employee benefits costs of $1 million;

•	decreased costs associated with outside consulting services of $1 million; and

•	decreased maintenance expense of $1 million.

Depreciation and amortization increased $1 million, or 4%, for 2014 compared to 2013 primarily due to higher plant-in-service.

Interest expense decreased $1 million, or 6%, for 2014 compared to 2013 primarily due to the redemption of the $250 million 5.45% Series Q General and Refunding Securities in September 2013, partially offset by the issuance of the $250 million 3.375% Series T General and Refunding Securities in August 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company's total net liquidity was $326 million consisting of $82 million in cash and cash equivalents and $244 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2014 and 2013 were $68 million and $56 million, respectively. The change was primarily due to a decrease in deferred energy refunds to customers, an increase in collections from customers as a result of increased energy rates, decreased energy sales and timing of collections from wholesale customers, and timing of short-term incentive payments, partially offset by increased coal purchases, receipt of insurance proceeds in 2013, timing of payments for energy costs and reduced spending on renewable energy programs.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2014 and 2013 were $(53) million and $(32) million, respectively. The change was primarily due to increased capital expenditures for various base capital projects.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of March 31, 2014, the Company has financing authority from the PUCN consisting of authority to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $348 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of March 31, 2014. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

Future Uses of Cash

The Company has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the use of its secured revolving credit facility, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which the Company has access to external financing depends on a variety of factors, including the Company's credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the utility industry.

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution control technologies, replacement generation and associated operating costs are generally incorporated into the Company's regulated retail rates. Expenditures for certain assets may ultimately include acquisitions of existing assets.

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $207 million for the year ended December 31, 2014 and are as follows (in millions):

2014

Generation development	$65
Distribution	80
Transmission system investment	17
Other	45
Total	$207

Contractual Obligations

As of March 31, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Matters

The Company is subject to comprehensive regulation. There have not been any material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. New regulatory matters occurring in 2014 are discussed below.

In April 2014, the Company filed an application to amend its portfolio optimization procedures contained in the PUCN-approved energy supply plan for the remaining action period of 2016. The PUCN's final order approving the merger between Berkshire Hathaway Energy and NV Energy stipulated that the Company would obtain PUCN authorization prior to participating in an energy imbalance market. The amendment reflects the Company's participation in the energy imbalance market that is being established by the California Independent System Operator. An order on the filing is expected in August 2014. The filing requests the PUCN to determine that the amended energy supply plan balances the objectives of minimizing the cost of supply and retail price volatility; maximizes the reliability of supply over the remaining term of the plan; optimizes the value of the overall supply portfolio of the Company for the benefit of bundled retail customers; and does not contain any features or mechanisms that the PUCN finds would impair the restoration or the creditworthiness of the Company.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state, local and international agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of the Company's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Clean Air Act Regulations

The Clean Air Act is a federal law administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in State Implementation Plans ("SIPs"), which are a collection of regulations, programs and policies to be followed. SIPs vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA.

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled generating facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. The Company believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support the Company's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. The Company will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards, which may include retiring certain units.

Incremental costs to install and maintain emissions control equipment at the Company's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits were filed against the MATS in the D.C. Circuit. In April 2014, the D.C. Circuit upheld the MATS requirements.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electricity generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the United States Court of Appeals for the Second Circuit ("Second Circuit") remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In June 2013, the EPA published proposed effluent limitation guidelines and standards for the steam electric power generating sector. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions have changed the effluent discharged from coal- and natural gas-fueled generating facilities. While the EPA expected the final rule to be published in May 2014, the final rule is now scheduled for release by September 30, 2015. It is likely that the new guidelines will impose more stringent limits on wastewater discharges from coal-fueled generating facilities and ash and scrubber ponds. However, until the revised guidelines are finalized, the Company cannot predict the impact on its generating facilities.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2014, credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2014, the Company would have been required to post $15 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2013.

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA PACIFIC POWER COMPANY
(Registrant)

Date: May 2, 2014	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Sierra Pacific Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.