Form 10-Q
period 2014-06-30
SIERRA PACIFIC POWER CO
filed 2014-08-01
CIK 90144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of July 31, 2014, 1,000 shares of common stock, $3.75 par value, were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Sierra Pacific Power Company and Related Entities

Company	Sierra Pacific Power Company and its subsidiaries
BHE	Berkshire Hathaway Energy Company
NV Energy	NV Energy, Inc.
Nevada Power	Nevada Power Company, an electric utility wholly owned by NV Energy
Ft. Churchill Generating Station	226-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GWh	Gigawatt Hours
MWh	Megawatt Hours
PUCN	Public Utilities Commission of Nevada

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

•
availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for the Company's credit facility;

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

Further details of the potential risks and uncertainties affecting the Company are described in the Company's filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10‑Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.        Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries (the "Company") as of June 30, 2014, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2014 and 2013, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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
August 1, 2014

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$83	$67
Accounts receivable, net	136	156
Inventories	47	43
Regulatory assets	46	15
Deferred income taxes	33	48
Other current assets	19	23
Total current assets	364	352

Property, plant and equipment, net	2,582	2,552
Regulatory assets	414	427
Other assets	49	38

Total assets	$3,409	$3,369

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$118	$151
Accrued interest	15	15
Accrued property, income and other taxes	12	12
Accrued employee expenses	11	7
Regulatory liabilities	56	37
Current portion of long-term debt	1	1
Customer deposits and other	17	16
Total current liabilities	230	239

Long-term debt	1,200	1,199
Regulatory liabilities	249	243
Deferred income taxes	530	525
Other long-term liabilities	148	147
Total liabilities	2,357	2,353

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Accumulated deficit	(57)	(93)
Accumulated other comprehensive loss, net	(2)	(2)
Total shareholder's equity	1,052	1,016

Total liabilities and shareholder's equity	$3,409	$3,369

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Operating revenue:
Electric	$179	$174	$356	$346
Natural gas	21	15	65	49
Total operating revenue	200	189	421	395

Operating costs and expenses:
Cost of fuel, energy and capacity	86	70	166	132
Natural gas purchased for resale	12	6	41	24
Operating and maintenance expense	39	48	73	96
Depreciation and amortization	26	27	52	52
Property and other taxes	6	7	12	13
Merger-related expenses	—	4	—	4
Total operating costs and expenses	169	162	344	321

Operating income	31	27	77	74

Other income (expense):
Interest expense, net of allowance for debt funds	(14)	(16)	(29)	(32)
Allowance for equity funds	1	—	2	1
Other, net	3	5	5	7
Total other income (expense)	(10)	(11)	(22)	(24)

Income before income tax expense	21	16	55	50
Income tax expense	7	5	19	17
Net income	$14	$11	$36	$33

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Loss, Net	Equity

Balance at December 31, 2012	1,000	$—	$1,111	$(71)	$(1)	$1,039
Net income	—	—	—	33	—	33
Dividends declared	—	—	—	(20)	—	(20)
Balance at June 30, 2013	1,000	$—	$1,111	$(58)	$(1)	$1,052

Balance at December 31, 2013	1,000	$—	$1,111	$(93)	$(2)	$1,016
Net income	—	—	—	36	—	36
Balance at June 30, 2014	1,000	$—	$1,111	$(57)	$(2)	$1,052

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$36	$33
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52	52
Allowance for equity funds	(2)	(1)
Deferred income taxes and amortization of investment tax credits	19	17
Amortization of other regulatory assets	30	2
Other, net	(9)	7
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(9)	—
Inventories	(4)	7
Accounts payable and other liabilities	(9)	(9)
Net cash flows from operating activities	104	108

Cash flows from investing activities:
Capital expenditures	(88)	(57)
Net cash flows from investing activities	(88)	(57)

Cash flows from financing activities:
Dividends paid	—	(20)
Net cash flows from financing activities	—	(20)

Net change in cash and cash equivalents	16	31
Cash and cash equivalents at beginning of period	67	61
Cash and cash equivalents at end of period	$83	$92

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization and Operations

Sierra Pacific Power Company, together with its subsidiaries (collectively, the "Company"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Nevada Power Company ("Nevada Power") and certain other subsidiaries. The Company is a United States utility company serving electric retail customers, including residential, commercial and industrial customers, primarily in northern Nevada and retail natural gas customers in Nevada. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013. Certain amounts in the prior periods Consolidated Statement of Operations have been reclassified to conform to the current period's presentation. Such reclassifications did not impact previously reported net income. The results of operations for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2014.

(2)    New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, which creates FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, which amends FASB ASC Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

	As of
	June 30,	December 31,
	2014	2013
Utility plant in-service:
Electric generation	$1,067	$1,070
Electric distribution	1,308	1,289
Electric transmission	714	685
Electric intangible plant	124	138
Natural gas distribution	360	357
Natural gas intangible plant	13	13
Common general	233	212
Utility plant in-service	3,819	3,764
Accumulated depreciation and amortization	(1,324)	(1,301)
Utility plant in-service, net	2,495	2,463
Construction work-in-progress	87	89
Property, plant and equipment, net	$2,582	$2,552

(4)    Regulatory Matters

Energy Efficiency Implementation Rates

The PUCN's final order approving the merger between BHE and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers energy efficiency implementation rate revenue collected. As a result, the Company has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $3 million on the Consolidated Balance Sheets as of June 30, 2014.

2013 FERC Transmission Rate Case

In May 2013, the Company, along with Nevada Power, filed an application with the FERC to establish single system transmission and ancillary service rates. The combined filing requested incremental rate relief of $17 million annually to be effective January 1, 2014. On August 5, 2013, the FERC granted the companies' request for a rate effective date of January 1, 2014 subject to refund, and set the case for hearing or settlement discussions. On January 1, 2014, the Company implemented the filed rates in this case subject to refund as set forth in FERC's order. As of June 30, 2014 the Company accrued $1 million for amounts subject to rate refund, which is included in customer deposits and other on the Consolidated Balance Sheets. At this time management is unable to determine the final revenue impact of the case.

(5)    Recent Financing Transactions

Credit Facility

In June 2014, the Company amended its $250 million secured credit facility expiring in March 2017, extending the maturity date to March 2018. The amended facility has a variable interest rate based on the London Interbank Offered Rate or a base rate, at the Company's option, plus a spread that varies based upon the Company's secured debt credit rating. The amended facility requires that the Company's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.68 to 1.0 as of the last day of each quarter.

(6)    Employee Benefit Plans

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2014	2013
Qualified Pension Plan:
Other assets	$16	$18

Non-Qualified Pension Plans:
Customer deposits and other	(1)	(1)
Other long-term liabilities	(10)	(11)

Other Postretirement Plans:
Other long-term liabilities	(39)	(38)

(7)	Fair Value Measurements

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

	As of June 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,176	$1,291	$1,176	$1,270

(8)	Commitments and Contingencies

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

Valmy Generating Station

In June 2009, the Company received a request for information from the Environmental Protection Agency Region 9 under Section 114 of the Clean Air Act requesting current and historical operations and capital project information for the Company's Valmy Generating Station, a 522-megawatt generating facility located in Valmy, Nevada. The Company owns 50% and operates this coal-fueled generating facility while Idaho Power Company owns the other 50% interest. The Environmental Protection Agency's Section 114 information request does not allege any incidents of non-compliance at the plant, and there have been no other new enforcement-related proceedings that have been initiated by the Environmental Protection Agency relating to the plant. The Company completed its response to the Environmental Protection Agency in December 2009 and will continue to monitor developments relating to this Section 114 request. At this time, the Company cannot predict the impact, if any, associated with this information request.

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

Newmont Nevada Energy Investment - TS Power Plant

Newmont Nevada Energy Investment, LLC ("Newmont") owns a 203 megawatt coal-fueled power plant facility located in Eureka County, Nevada (the "TS Power Plant") that is interconnected to the Company's transmission system. As a result of system modifications required for a 500-kilovolt transmission line connecting the Company and Nevada Power ("ON Line"), Newmont will need to install certain protection equipment at its TS Power Plant. Newmont brought suit against the Company in the Second Judicial District of Nevada seeking declaratory relief and to enjoin the operation at full capacity of certain equipment to be installed by the Company for the ON Line project, until such time as Newmont completes the design, fabrication and installation of protection equipment at its power plant to protect its generator from potential adverse effects caused by the operation of the Company's equipment at full capacity. In addition, Newmont's complaint asserted a claim under the parties' interconnection agreement seeking to recover the cost of making the necessary modifications to the TS Power Plant.

A hearing on Newmont's motion for a preliminary injunction was held during the week of August 12, 2013, after which the trial court concluded that it would enter an order enjoining the Company from operating its equipment at full capacity from January 1, 2014 until approximately April 8, 2014, and from approximately June 1, 2014 to June 30, 2014 (or the time Newmont has completed the installation of its protection equipment), so as to allow installation and testing of protection equipment at the TS Power Plant. The district court issued the order in December 2013. Newmont posted the required $1 million bond and subsequently filed a complaint with the FERC to address the issue of who will pay for the protection equipment and its installation at the TS Power Plant. In April 2014, the FERC issued an order directing the Company to pay the costs of studies relating to subsynchronous resonance conducted by Newmont and the installation of the protection equipment at the TS Power Plant. The Company has estimated the costs to be $11 million and recorded the related accruals as of June 30, 2014. The costs are a component of the ON Line construction costs and are shared between the Company and Nevada Power at 5% and 95%, respectively. The protection equipment has been installed at the TS Power Plant and the Sierra Pacific facilities are now operating at full capacity. Accordingly, the $1 million bond posted by Newmont has been released. Newmont is also seeking recovery of legal fees associated with litigating this matter. At this time, the Company does not have sufficient information to assess the impact of the legal fees Newmont is seeking.

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

All of the cases have been consolidated before a single judge in Washoe County, Nevada. The court has not yet entered a scheduling order in this case. In July 2014, the Company reached a settlement with the Plaintiffs in the six subrogation lawsuits identified above, which did not have a material impact to the Company. At this time, management cannot assess or predict what the impact or outcome of the two individual claimant lawsuits may be, or what, if any, other litigation may be brought on this matter.

(9)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Period			Six-Month Period
	Ended June 30, 2014			Ended June 30, 2014
		Natural			Natural
	Electric	Gas	Total	Electric	Gas	Total
Operating revenue	$179	$21	$200	$356	$65	$421
Cost of fuel, energy and capacity	86	—	86	166	—	166
Natural gas purchased for resale	—	12	12	—	41	41
Gross margin	$93	$9	102	190	24	214

Operating and maintenance expense			39			73
Depreciation and amortization			26			52
Property and other taxes			6			12
Interest expense, net of allowance for debt funds			14			29
Allowance for equity funds			(1)			(2)
Other, net			(3)			(5)
Income before income tax expense			$21			$55

	Three-Month Period			Six-Month Period
	Ended June 30, 2013			Ended June 30, 2013
		Natural			Natural
	Electric	Gas	Total	Electric	Gas	Total
Operating revenue	$174	$15	$189	$346	$49	$395
Cost of fuel, energy and capacity	70	—	70	132	—	132
Natural gas purchased for resale	—	6	6	—	24	24
Gross margin(1)	$104	$9	113	214	25	239

Operating and maintenance expenses			48			96
Depreciation and amortization			27			52
Property and other taxes			7			13
Merger-related expenses			4			4
Interest expense, net of allowance for debt funds			16			32
Allowance for equity funds			—			(1)
Other, net			(5)			(7)
Income before income tax expense			$16			$50

(1)	Energy efficiency program costs were reclassified from gross margin to operating and maintenance expenses for presentation purposes.

	As of
	June 30,	December 31,
	2014	2013
Total assets:
Electric	$2,982	$2,957
Natural gas	339	335
Other(1)	88	77
Total assets	$3,409	$3,369

(1)	Consists principally of cash and cash equivalents.

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

Results of Operations for the Second Quarter and First Six Months of 2014 and 2013

Net income for second quarter of 2014 was $14 million, an increase of $3 million, or 27%, and for the first six months of 2014 was $36 million, an increase of $3 million, or 9%, as compared to 2013.
Operating revenue, cost of fuel, energy and capacity and natural gas purchased for resale are key drivers of the Company's results of operations as they encompass retail and wholesale electricity and natural gas revenue and the direct costs associated with providing electricity and natural gas to customers. The Company believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity and natural gas purchased for resale, is therefore meaningful. A comparison of the Company's key operating results is as follows:

Electric Gross Margin

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$179	$174	$5	3%	$356	$346	$10	3%
Cost of fuel, energy and capacity	86	70	16	23	166	132	34	26
Gross margin	$93	$104	$(11)	(11)	$190	$214	$(24)	(11)

Sales (GWh):
Residential	484	494	(10)	(2)%	1,078	1,123	(45)	(4)%
Commercial	761	766	(5)	(1)	1,413	1,417	(4)	—
Industrial	730	724	6	1	1,417	1,391	26	2
Other	4	4	—	—	8	8	—	—
Total retail	1,979	1,988	(9)	—	3,916	3,939	(23)	(1)
Wholesale	134	272	(138)	(51)	343	472	(129)	(27)
Total sales	2,113	2,260	(147)	(7)	4,259	4,411	(152)	(3)

Average number of retail customers (in thousands)	330	327	3	1%	330	327	3	1%

Average retail revenue per MWh	$82.34	$80.56	$1.78	2%	$82.74	$80.38	$2.36	3%

Heating degree days	459	489	(30)	(6)%	2,319	2,774	(455)	(16)%
Cooling degree days	259	263	(4)	(2)%	259	263	(4)	(2)%

Sources of energy (GWh):
Coal	492	312	180	58%	947	650	297	46%
Natural gas	985	790	195	25	1,894	1,598	296	19
Total energy generated	1,477	1,102	375	34	2,841	2,248	593	26
Energy purchased	671	1,149	(478)	(42)	1,481	2,254	(773)	(34)
Total	2,148	2,251	(103)	(5)	4,322	4,502	(180)	(4)

Electric gross margin decreased $11 million, or 11%, for the second quarter of 2014 compared to 2013 due to:

•	$11 million in higher revenue as a result of the 2013 general rate case effective January 1, 2014;

•	$1 million in lower net residential usage, primarily due to a decrease in heating degree days;

•	$1 million in lower energy efficiency implementation rate revenue; and

•	$1 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense.
The decrease in gross margin was partially offset by:

•	$2 million in higher wholesale revenue due to higher natural gas prices; and

•	$1 million in higher transmission revenue.

Electric gross margin decreased $24 million, or 11%, for the first six months of 2014 compared to 2013 due to:

•	$21 million in higher revenue as a result of the 2013 general rate case effective January 1, 2014;

•	$3 million in lower net residential usage, primarily due to a decrease in heating degree days;

•	$3 million in lower energy efficiency implementation rate revenue; and

•	$2 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense.
The decrease in gross margin was partially offset by:

•	$3 million in higher wholesale revenue due to higher natural gas prices;

•	$1 million in higher transmission revenue; and

•	$1 million due to customer growth.

Natural Gas Gross Margin

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$21	$15	$6	40%	$65	$49	$16	33%
Natural gas purchased for resale	12	6	6	100	41	24	17	71
Gross margin	$9	$9	$—	—	$24	$25	$(1)	(4)

Sales (Dth):
Residential	1,234	1,205	29	2%	4,533	5,341	(808)	(15)%
Commercial	622	611	11	2	2,381	2,687	(306)	(11)
Industrial	281	263	18	7	788	796	(8)	(1)
Total retail	2,137	2,079	58	3	7,702	8,824	(1,122)	(13)

Average number of retail customers (in thousands)	156	154	2	1%	156	154	2	1%
Average revenue per retail Dth sold	$9.72	$6.74	$2.98	44%	$8.30	$5.39	$2.91	54%
Average cost of natural gas per retail Dth sold	$5.62	$2.88	$2.74	95%	$5.32	$2.72	$2.60	96%
Heating degree days	459	489	(30)	(6)%	2,319	2,774	(455)	(16)%

Natural gas gross margin decreased $1 million, or 4%, for the first six months of 2014 compared to 2013 primarily due to a decrease in heating degree days.

Operating and maintenance expense decreased $9 million, or 19%, for the second quarter of 2014 compared to 2013 primarily due to:

•	$3 million higher regulatory credits related to advanced meter technology and retirement of meters;

•	$3 million in lower demand side management program amortization;

•	$2 million in lower compensation and employee benefits expense;

•	$2 million in lower regulatory expense and amortization;

•	$1 million in lower energy efficiency program costs, which are fully recovered in operating revenue; and

•	$1 million in lower maintenance expense at the Tracy Generating Station.
The decrease in operating and maintenance expense was partially offset by $3 million in higher costs related to relinquishing an insurance claim for a previously sold asset.

Operating and maintenance expense decreased $23 million, or 24%, for the first six months of 2014 compared to 2013 primarily due to:

•	$7 million in lower salaries, stock compensation, employee benefits and office expense;

•	$6 million in higher regulatory credits related to NV Energize and retirement of meters;

•	$5 million in lower demand side management program amortization;

•	$3 million in lower regulatory expense and amortization;

•	$2 million in lower energy efficiency program costs, which are fully recovered in operating revenues;

•	$2 million in lower maintenance expense at the Tracy and Fort Churchill Generating Stations; and

•	$1 million in lower outside consulting services.
The decrease in operating and maintenance expense was partially offset by $3 million in higher costs related to relinquishing an insurance claim for a previously sold asset.

Merger-related expense decreased $4 million for both the second quarter and for the first six months of 2014 compared to 2013 due to costs incurred related to the merger of BHE and NV Energy in 2013.

Interest expense, net of allowance for debt funds decreased $2 million, or 13%, for the second quarter and $3 million, or 9%, for the first six months of 2014 compared to 2013 due to lower interest expense as a result of using the proceeds from issuing lower cost debt in August 2013 to repay higher cost debt. Interest expense, net of allowance for debt funds, for the second quarter of 2014 also decreased due to $1 million in lower debt amortization, partially offset by higher interest expense on regulatory items.

Allowance for equity funds increased $1 million for the second quarter and increased $1 million for the first six months of 2014 compared to 2013 primarily due to an increase in construction activity.

Other, net decreased $2 million, or 40%, for the second quarter and $2 million, or 29%, for the first six months of 2014 compared to 2013 due to a $2 million insurance reimbursement received in 2013 and $1 million in gains recognized in 2013 related to the sale of property, partially offset by $1 million for the second quarter and $2 million for the first six months of 2014 compared to 2013 in higher carrying charges related to the 2013 general rate case.

Income tax expense increased $2 million, or 40%, for the second quarter of 2014 compared to 2013 and the effective tax rates were 33% for 2014 and 31% for 2013. The increase in income tax expense was primarily due to higher pre-tax book income.

Income tax expense increased $2 million, or 12%, for the first six months of 2014 compared to 2013 and the effective tax rates were 35% for 2014 and 34% for 2013. The increase in income tax expense was primarily due to higher pre-tax book income.

Liquidity and Capital Resources

As of June 30, 2014, the Company's total net liquidity was $333 million consisting of $83 million in cash and cash equivalents and $250 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2014 and 2013 were $104 million and $108 million, respectively. The change was primarily due to increased coal purchases, payment of a transmission deposit and receipt of insurance proceeds in 2013, partially offset by a decrease in deferred energy refunds to customers, an increase in collections from customers as a result of increased energy rates and timing of short-term incentive payments.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2014 and 2013 were $(88) million and $(57) million, respectively. The change was due to increased capital expenditures for various base capital projects and reduced contributions in aid of construction.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2014 and 2013 were $– million and $(20) million, respectively. The change was due to a decrease in dividends paid.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of June 30, 2014, the Company has financing authority from the PUCN consisting of authority to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $348 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of June 30, 2014.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $195 million for the year ended December 31, 2014 and are as follows (in millions):

2014

Generation development	$43
Distribution	100
Transmission system investment	10
Other	42
Total	$195

Contractual Obligations

As of June 30, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

The PUCN's final order approving the merger between BHE and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers energy efficiency implementation rate revenue collected. As a result, the Company has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $3 million on the Consolidated Balance Sheets as of June 30, 2014.

NV Energy has announced plans to join the energy imbalance market ("EIM") in October 2015. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, more effectively integrate renewables and enhance reliability through improved situational awareness and responsiveness. In today's environment, utilities in the west outside the California Independent System Operator ("California ISO") rely upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply and have limited capability to transact within the hour outside their own borders. In contrast, the EIM will optimize and automate five-minute dispatch of generation to serve load across the state and the California ISO footprint. The EIM is voluntary and available to all balancing authorities in the Western United States. Benefits to customers are expected to increase as more entities join and the footprint grows bringing incremental generation and load diversity. In April 2014, the Company filed an application to amend its portfolio optimization procedures contained in the PUCN-approved energy supply plan for the remaining action period of 2016. The PUCN's final order approving the merger between BHE and NV Energy stipulated that the Company would obtain PUCN authorization prior to participating in an EIM. The amendment reflects the Company's participation in the EIM that is being established by the California ISO.

The filing requests the PUCN to determine that the amended energy supply plan balances the objectives of minimizing the cost of supply and retail price volatility, maximizes the reliability of supply over the remaining term of the plan, optimizes the value of the overall supply portfolio of the Company for the benefit of bundled retail customers and does not contain any features or mechanisms that the PUCN finds would impair the restoration or the creditworthiness of the Company. A hearing on the application was held in July 2014, and an order is expected in August 2014. In April 2014 the California ISO filed the Implementation Agreement entered into by the Company and the California ISO. The Implementation Agreement provides the mechanism by which the Company will compensate the California ISO for its share of the costs to upgrade systems, software licenses and other configuration activities. The Implementation Agreement was approved by the FERC in June 2014.

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

Climate Change

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under the EPA's proposal, Nevada may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The EPA is taking comment on its proposal until October 16, 2014 and is scheduled to issue final rules in June 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or June 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on the Company cannot be determined until the EPA finalizes the proposal and Nevada develops its implementation plan. The Company has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period has been extended on the proposal to October 20, 2014. Until the rule is finalized, the Company cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs, or increased requirements for compensatory mitigation.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2014, credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2014, the Company would have been required to post $15 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIERRA PACIFIC POWER COMPANY
(Registrant)

Dated:	August 1, 2014	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
$250,000,000 Amended and Restated Credit Agreement, dated as of June 27, 2014, among Sierra Pacific Power Company, as borrower, the Initial Lenders, Wells Fargo Bank, National Association, as administrative agent and swingline lender and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 27, 2014).

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

101
The following financial information from Sierra Pacific Power Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.