Form 10-Q
period 2014-09-30
SIERRA PACIFIC POWER CO
filed 2014-11-07
CIK 90144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of October 31, 2014, 1,000 shares of common stock, $3.75 par value, were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Sierra Pacific Power Company and Related Entities

Company	Sierra Pacific Power Company and its subsidiaries
BHE	Berkshire Hathaway Energy Company
NV Energy	NV Energy, Inc.
Nevada Power	Nevada Power Company, an electric utility wholly owned by NV Energy
Fort Churchill Generating Station	226-megawatt generating facility in Nevada
Reid Gardner Generating Station	557-megawatt generating facility in Nevada
Tracy Generating Station	889-megawatt generating facility in Nevada
Valmy Generating Station	522-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GWh	Gigawatt Hours
MWh	Megawatt Hours
PUCN	Public Utilities Commission of Nevada

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
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries (the "Company") as of September 30, 2014, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2014 and 2013, and of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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
November 7, 2014

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$131	$67
Accounts receivable, net	122	156
Inventories	43	43
Regulatory assets	44	15
Deferred income taxes	35	48
Other current assets	23	23
Total current assets	398	352

Property, plant and equipment, net	2,587	2,552
Regulatory assets	409	427
Other assets	49	38

Total assets	$3,443	$3,369

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$125	$151
Accrued interest	15	15
Accrued property, income and other taxes	12	12
Accrued employee expenses	11	7
Regulatory liabilities	46	37
Current portion of long-term debt	1	1
Customer deposits and other	23	16
Total current liabilities	233	239

Long-term debt	1,199	1,199
Regulatory liabilities	252	243
Deferred income taxes	549	525
Other long-term liabilities	127	147
Total liabilities	2,360	2,353

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Accumulated deficit	(26)	(93)
Accumulated other comprehensive loss, net	(2)	(2)
Total shareholder's equity	1,083	1,016

Total liabilities and shareholder's equity	$3,443	$3,369

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Operating revenue:
Electric	$233	$213	$589	$559
Natural gas	18	12	83	61
Total operating revenue	251	225	672	620

Operating costs and expenses:
Cost of fuel, energy and capacity	103	80	269	212
Natural gas purchased for resale	7	4	48	28
Operating and maintenance expense	47	52	120	148
Depreciation and amortization	27	26	79	78
Property and other taxes	7	6	19	19
Merger-related expenses	—	2	—	6
Total operating costs and expenses	191	170	535	491

Operating income	60	55	137	129

Other income (expense):
Interest expense, net of allowance for debt funds	(15)	(15)	(44)	(47)
Allowance for equity funds	1	1	3	2
Other, net	3	1	8	8
Total other income (expense)	(11)	(13)	(33)	(37)

Income before income tax expense	49	42	104	92
Income tax expense	18	13	37	30
Net income	$31	$29	$67	$62

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Loss, Net	Equity

Balance at December 31, 2012	1,000	$—	$1,111	$(71)	$(1)	$1,039
Net income	—	—	—	62	—	62
Dividends declared	—	—	—	(40)	—	(40)
Balance at September 30, 2013	1,000	$—	$1,111	$(49)	$(1)	$1,061

Balance at December 31, 2013	1,000	$—	$1,111	$(93)	$(2)	$1,016
Net income	—	—	—	67	—	67
Balance at September 30, 2014	1,000	$—	$1,111	$(26)	$(2)	$1,083

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$67	$62
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on nonrecurring items	14	—
Depreciation and amortization	79	78
Allowance for equity funds	(3)	(2)
Deferred income taxes and amortization of investment tax credits	37	33
Amortization of other regulatory assets	43	16
Other, net	(19)	10
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(10)	(11)
Inventories	—	10
Accounts payable and other liabilities	(27)	(40)
Net cash flows from operating activities	181	156

Cash flows from investing activities:
Capital expenditures	(117)	(90)
Net cash flows from investing activities	(117)	(90)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	248
Repayment of long-term debt	—	(251)
Dividends paid	—	(40)
Net cash flows from financing activities	—	(43)

Net change in cash and cash equivalents	64	23
Cash and cash equivalents at beginning of period	67	61
Cash and cash equivalents at end of period	$131	$84

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 and 2013. Certain amounts in the prior periods Consolidated Statement of Operations have been reclassified to conform to the current period's presentation. Such reclassifications did not impact previously reported net income. The results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2014.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

	As of
	September 30,	December 31,
	2014	2013
Utility plant in-service:
Electric generation	$1,054	$1,070
Electric distribution	1,314	1,289
Electric transmission	718	685
Electric intangible plant	127	138
Natural gas distribution	361	357
Natural gas intangible plant	13	13
Common general	235	212
Utility plant in-service	3,822	3,764
Accumulated depreciation and amortization	(1,334)	(1,301)
Utility plant in-service, net	2,488	2,463
Construction work-in-progress	99	89
Property, plant and equipment, net	$2,587	$2,552

(4)    Regulatory Matters

Energy Efficiency Implementation Rates

The Public Utilities Commission of Nevada's ("PUCN") final order approving the merger between BHE and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers energy efficiency implementation rate revenue collected. As a result, the Company has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $3 million on the Consolidated Balance Sheets as of September 30, 2014.

General Rate Case

In connection with Nevada Power's general rate case filing in May 2014, as required by the PUCN, the Company made a "companion filing" for the purpose of documenting the costs and benefits of the Company's investment in the advanced service delivery program. In October 2014, the PUCN issued an order in the companion filing issued with the general rate case order that, among other things, provided for the implementation of new rates effective January 1, 2015 to begin recovery of costs associated with advance service delivery. The recovery costs will increase annual revenue approximately $10 million. As a result of the PUCN order in the companion filing issued with the Nevada Power general rate case order, the Company recorded $7 million in asset impairments related to property, plant and equipment and $1 million of regulatory asset impairments, which are included in operating and maintenance expense on the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014.

2013 Federal Energy Regulatory Commission Transmission Rate Case

In May 2013, the Company, along with Nevada Power, filed an application with the Federal Energy Regulatory Commission ("FERC") to establish single system transmission and ancillary service rates. The combined filing requested incremental rate relief of $17 million annually to be effective January 1, 2014. In August 2013, the FERC granted the companies' request for a rate effective date of January 1, 2014 subject to refund, and set the case for hearing or settlement discussions. On January 1, 2014, the Company implemented the filed rates in this case subject to refund as set forth in the FERC's order.

In September 2014, the Company, along with Nevada Power, filed an unopposed settlement offer with the FERC on behalf of NV Energy and the intervening parties providing rate relief of $4 million. The settlement offer would resolve all outstanding issues related to this case. In addition, a preliminary order from the administrative law judge granting the motion for interim rate relief was issued, which authorizes the Company to institute the interim rates effective September 1, 2014, and begin billing transmission customers under the settlement rates for service provided on and after that date. These will remain in effect pending the FERC's approval. As of September 30, 2014, the Company accrued $2 million for amounts subject to rate refund, which is included in customer deposits and other on the Consolidated Balance Sheets. In October 2014, the FERC judge certified the settlement and referred to the FERC for final approval. Once the FERC approves the Offer of Settlement, the Company will refund amounts that were billed to the FERC transmission customers subject to refund.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2014	2013
Qualified Pension Plan:
Other assets	$15	$18

Non-Qualified Pension Plans:
Accrued employee expenses	(1)	(1)
Other long-term liabilities	(10)	(11)

Other Postretirement Plans:
Other long-term liabilities	(39)	(38)

(7)	Fair Value Measurements

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

	As of September 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,174	$1,293	$1,176	$1,270

(8)	Commitments and Contingencies

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

A hearing on Newmont's motion for a preliminary injunction was held during the week of August 12, 2013, after which the trial court concluded that it would enter an order enjoining the Company from operating its equipment at full capacity from January 1, 2014 until approximately April 8, 2014, and from approximately June 1, 2014 to June 30, 2014 (or the time Newmont has completed the installation of its protection equipment), so as to allow installation and testing of protection equipment at the TS Power Plant. The district court issued the order in December 2013. Newmont posted the required $1 million bond and subsequently filed a complaint with the FERC to address the issue of who will pay for the protection equipment and its installation at the TS Power Plant. In April 2014, the FERC issued an order directing the Company to pay the costs of studies relating to subsynchronous resonance conducted by Newmont and the installation of the protection equipment at the TS Power Plant. The costs are a component of the ON Line construction costs and are shared between the Company and Nevada Power at 5% and 95%, respectively. The protection equipment has been installed at the TS Power Plant and the Sierra Pacific facilities are now operating at full capacity. Accordingly, the $1 million bond posted by Newmont has been released. Newmont is also seeking recovery of legal fees associated with litigating this matter. The parties have finalized a settlement in this matter and final documents dismissing the claims are being filed with the court. The terms of the settlement will not have a material impact to the Company.

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

All of the remaining cases have been consolidated before a single judge in Washoe County, Nevada. In July 2014, the Company reached a settlement with the plaintiffs in the six subrogation lawsuits identified above, which did not have a material impact to the Company. At this time, management cannot assess or predict what the impact or outcome of the two individual claimant lawsuits may be, or what, if any, other litigation may be brought on this matter.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Period			Nine-Month Period
	Ended September 30, 2014			Ended September 30, 2014
		Natural			Natural
	Electric	Gas	Total	Electric	Gas	Total
Operating revenue	$233	$18	$251	$589	$83	$672
Cost of fuel, energy and capacity	103	—	103	269	—	269
Natural gas purchased for resale	—	7	7	—	48	48
Gross margin	$130	$11	141	$320	$35	355

Operating and maintenance expense			47			120
Depreciation and amortization			27			79
Property and other taxes			7			19
Interest expense, net of allowance for debt funds			15			44
Allowance for equity funds			(1)			(3)
Other, net			(3)			(8)
Income before income tax expense			$49			$104

	Three-Month Period			Nine-Month Period
	Ended September 30, 2013			Ended September 30, 2013
		Natural			Natural
	Electric	Gas	Total	Electric	Gas	Total
Operating revenue	$213	$12	$225	$559	$61	$620
Cost of fuel, energy and capacity	80	—	80	212	—	212
Natural gas purchased for resale	—	4	4	—	28	28
Gross margin(1)	$133	$8	141	$347	$33	380

Operating and maintenance expenses			52			148
Depreciation and amortization			26			78
Property and other taxes			6			19
Merger-related expenses			2			6
Interest expense, net of allowance for debt funds			15			47
Allowance for equity funds			(1)			(2)
Other, net			(1)			(8)
Income before income tax expense			$42			$92

(1)	Energy efficiency program costs were reclassified from gross margin to operating and maintenance expenses for presentation purposes.

	As of
	September 30,	December 31,
	2014	2013
Total assets:
Electric	$2,976	$2,957
Natural gas	329	335
Other(1)	138	77
Total assets	$3,443	$3,369

(1)	Consists principally of cash and cash equivalents.

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

Results of Operations for the Third Quarter and First Nine Months of 2014 and 2013

Net income for the third quarter of 2014 was $31 million, an increase of $2 million, or 7%, compared to 2013 due to reductions to income from energy efficiency implementation rate revenue adjustments recorded in 2013 and higher natural gas margins, partially offset by impairment costs resulting from the settlement of the companion filing made in conjunction with Nevada Power's 2014 general rate case and lower revenue in 2014 as a result of reduced customer rates from the 2013 general rate case.

Net income for the first nine months of 2014 was $67 million, an increase of $5 million, or 8%, compared to 2013 due primarily to lower compensation and office costs, higher regulatory credits, merger-related expenses in 2013 and reductions to income from energy efficiency implementation rate revenue adjustments recorded in 2013, partially offset by lower revenue in 2014 as a result of reduced customer rates from the 2013 general rate case and impairment costs resulting from the settlement of the companion filing made in conjunction with Nevada Power's 2014 general rate case.

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

Electric Gross Margin

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$233	$213	$20	9%	$589	$559	$30	5%
Cost of fuel, energy and capacity	103	80	23	29	269	212	57	27
Gross margin	$130	$133	$(3)	(2)	$320	$347	$(27)	(8)

Sales (GWh):
Residential	668	671	(3)	—%	1,746	1,794	(48)	(3)%
Commercial	855	851	4	—	2,268	2,268	—	—
Industrial	728	701	27	4	2,145	2,092	53	3
Other	4	4	—	—	12	12	—	—
Total retail	2,255	2,227	28	1	6,171	6,166	5	—
Wholesale	138	182	(44)	(24)	481	654	(173)	(26)
Total sales	2,393	2,409	(16)	(1)	6,652	6,820	(168)	(2)

Average number of retail customers (in thousands)	331	328	3	1%	330	327	3	1%

Average retail revenue per MWh	$97.32	$88.74	$8.58	10%	$88.07	$83.40	$4.67	6%

Heating degree days	53	85	(32)	(38)%	2,372	2,859	(487)	(17)%
Cooling degree days	947	914	33	4%	1,206	1,177	29	2%

Sources of energy (GWh):
Coal	461	411	50	12%	1,408	1,061	347	33%
Natural gas	1,213	1,170	43	4	3,107	2,768	339	12
Total energy generated	1,674	1,581	93	6	4,515	3,829	686	18
Energy purchased	793	916	(123)	(13)	2,274	3,170	(896)	(28)
Total	2,467	2,497	(30)	(1)	6,789	6,999	(210)	(3)

Electric gross margin decreased $3 million, or 2%, for the third quarter of 2014 compared to 2013 due to:

•	$5 million in lower revenue in 2014 as a result of reduced customer rates from the 2013 general rate case effective January 1, 2014;

•	$1 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense; and

•	$1 million in lower transmission revenue.
The decrease in gross margin was partially offset by:

•	$4 million provision for refund of energy efficiency implementation rate revenue recorded in 2013.

Electric gross margin decreased $27 million, or 8%, for the first nine months of 2014 compared to 2013 due to:

•	$25 million in lower revenue in 2014 as a result of reduced customer rates from the 2013 general rate case effective January 1, 2014;

•	$4 million in lower net residential usage primarily due to a decrease in heating degree days; and

•	$3 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense.
The decrease in gross margin was partially offset by:

•	$3 million in higher wholesale revenue due to higher natural gas prices and

•	$2 million due to customer growth.

Natural Gas Gross Margin

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$18	$12	$6	50%	$83	$61	$22	36%
Natural gas purchased for resale	7	4	3	75	48	28	20	71
Gross margin	$11	$8	$3	38	$35	$33	$2	6

Sales (000's Dth):
Residential	687	698	(11)	(2)%	5,219	6,039	(820)	(14)%
Commercial	396	400	(4)	(1)	2,777	3,086	(309)	(10)
Industrial	181	189	(8)	(4)	969	986	(17)	(2)
Total retail	1,264	1,287	(23)	(2)	8,965	10,111	(1,146)	(11)

Average number of retail customers (in thousands)	156	154	2	1%	156	154	2	1%
Average revenue per retail Dth sold	$13.54	$8.91	$4.63	52%	$9.04	$5.84	$3.20	55%
Average cost of natural gas per retail Dth sold	$6.06	$5.73	$0.33	6%	$7.00	$6.16	$0.84	14%
Combined retail and wholesale average cost of natural gas per Dth sold	$6.07	$3.15	$2.92	93%	$5.40	$2.75	$2.65	96%
Heating degree days	53	85	(32)	(38)%	2,372	2,859	(487)	(17)%

Natural gas gross margin increased $3 million, or 38%, for the third quarter and $2 million, or 6%, for the first nine months of 2014 compared to 2013 due to rate increases from the general rate case effective January 1, 2014. The first nine months of 2014 are partially offset by a decrease in heating degree days.

Operating and maintenance expense decreased $5 million, or 10%, for the third quarter of 2014 compared to 2013 primarily due to:

•	$5 million in costs for the disallowance of energy efficiency implementation rate revenue in 2013;

•	$4 million in lower demand-side management program amortization;

•	$3 million in lower compensation and insurance costs;

•	$3 million of higher regulatory credits related to advanced meter technology and other regulatory amortizations;

•	$1 million in lower maintenance costs at the generating stations; and

•	$1 million in lower energy efficiency program costs, which are fully recovered in operating revenue.
The decrease in operating and maintenance expense was offset by:

•	$8 million of impairment costs resulting from the settlement of the companion filing made in conjunction with Nevada Power's 2014 general rate case and

•	$3 million related to an impairment charge related to the recovery of certain assets not currently in rates.

Operating and maintenance expense decreased $28 million, or 19%, for the first nine months of 2014 compared to 2013 primarily due to:

•	$11 million in lower compensation and office costs;

•	$8 million in higher regulatory credits related to advanced meter technology and other regulatory amortizations;

•	$8 million in lower demand-side management program amortization;

•	$5 million in costs for the disallowance of energy efficiency implementation rate revenue in 2013;

•	$4 million in lower maintenance costs at the generating stations;

•	$3 million in lower energy efficiency program costs, which are fully recovered in operating revenues;

•	$2 million in lower regulatory costs and amortization; and

•	$1 million in lower costs associated with outside consulting services.
The decrease in operating and maintenance expense was partially offset by:

•	$8 million of impairment costs resulting from the settlement of the companion filing made in conjunction with Nevada Power's 2014 general rate case;

•	$3 million in higher costs related to relinquishing an insurance claim for a previously sold asset; and

•	$3 million related to an impairment charge related to the recovery of certain assets not currently in rates.

Depreciation and amortization increased $1 million, or 4%, for the third quarter and $1 million, or 1%, for the first nine months of 2014 compared to 2013 primarily due to plant in-service additions.
Merger-related expense decreased $2 million for the third quarter and $6 million for the first nine months of 2014 compared to 2013 due to costs incurred related to the merger of BHE and NV Energy in 2013.
Interest expense, net of allowance for debt funds decreased $3 million, or 6%, for the first nine months of 2014 compared to 2013 as a result of using the proceeds from issuing lower cost debt in August 2013 to repay higher cost debt, partially offset by higher interest expense on regulatory items.
Allowance for equity funds increased $1 million, or 50%, for the first nine months of 2014 compared to 2013 primarily due to an increase in construction activity.
Other, net increased $2 million for the third quarter of 2014 compared to 2013 due to $2 million in higher carrying charges related to the 2013 general rate case, partially offset by $1 million in gains recognized in 2013 related to the sale of property.
Income tax expense increased $5 million, or 38%, for the third quarter of 2014 compared to 2013 and the effective tax rates were 37% for 2014 and 31% for 2013. The increase in income tax expense and change in effective tax rate is primarily due to higher pre-tax earnings and effects of ratemaking.
Income tax expense increased $7 million, or 23%, for the first nine months of 2014 compared to 2013 and the effective tax rates were 36% for 2014 and 33% for 2013. The increase in income tax expense is primarily due to higher pre-tax earnings.

Liquidity and Capital Resources

As of September 30, 2014, the Company's total net liquidity was $381 million consisting of $131 million in cash and cash equivalents and $250 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2014 and 2013 were $181 million and $156 million, respectively. The change was primarily due to refunds to customers for energy costs in 2013 and collection of prior period deferred renewable energy program costs, partially offset by increased rent payments related to the ON Line transmission use agreement.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2014 and 2013 were $(117) million and $(90) million, respectively. The change was due to higher capital expenditures for various base capital projects and reduced contributions in aid of construction.

Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2014 and 2013 were $– million and $(43) million, respectively. The change was due to repayment of long-term debt of $251 million in 2013 and a decrease in dividends paid of $40 million, partially offset by proceeds from issuance of long-term debt of $248 million 2013.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of September 30, 2014, the Company has financing authority from the PUCN consisting of authority to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $348 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of September 30, 2014.

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

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items, such as pollution-control technologies, replacement generation and associated operating costs are generally incorporated into the Company's regulated retail rates. Expenditures for certain assets may ultimately include acquisitions of existing assets.

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items for the year ended December 31, 2014 are as follows (in millions):

2014

Generation development	$41
Distribution	95
Transmission system investment	15
Other	39
Total	$190

Contractual Obligations

As of September 30, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

The PUCN's final order approving the merger between BHE and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers energy efficiency implementation rate revenue collected. As a result, the Company has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $3 million on the Consolidated Balance Sheets as of September 30, 2014.

In connection with Nevada Power's general rate case filing in May 2014, as required by the PUCN, the Company made a "companion filing" for the purpose of documenting the costs and benefits of the Company's investment in the advanced service delivery program. In October 2014, the PUCN issued an order in the companion filing issued with the general rate case order that, among other things, provided for the implementation of new rates effective January 1, 2015 to begin recovery of costs associated with advance service delivery. The recovery costs will increase annual revenue approximately $10 million. As a result of the PUCN order in the companion filing issued with the Nevada Power general rate case order, the Company recorded $7 million in asset impairments related to property, plant and equipment and $1 million of regulatory asset impairments, which are included in operating and maintenance expense on the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014.

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

The filing requested the PUCN to determine that the amended energy supply plan balances the objectives of minimizing the cost of supply and retail price volatility, maximizes the reliability of supply over the remaining term of the plan, optimizes the value of the overall supply portfolio of the Company for the benefit of bundled retail customers and does not contain any features or mechanisms that the PUCN finds would impair the restoration or the creditworthiness of the Company. The PUCN issued an order in August 2014 finding that it is in the public interest to grant the application and that NV Energy met the merger stipulation requirement to obtain PUCN approval prior to participating in an EIM. In April 2014, the California ISO filed the Implementation Agreement entered into by the Company and the California ISO. The Implementation Agreement provides the mechanism by which the Company will compensate the California ISO for its share of the costs to upgrade systems, software licenses and other configuration activities. The Implementation Agreement was approved by the FERC in June 2014.

In October 2014, the PUCN issued an order directing the Company to provide information relating to failures in certain remote disconnect/reconnect electric meters the Company has installed after media reports were published that electric meter failures may have resulted in fire events. The Company is investigating and responding to this and other federal, state and local inquiries relating to these events. Additionally, in October 2014, the Nevada State Fire Marshal issued a report concluding that the incidents of electric arching fires continue to decrease in Nevada and at this time there is no statewide fire problem related to the replacement of electric meters. Management cannot assess or predict the outcome of these inquires at this time.

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

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of the Company's and Nevada Power's fossil-fueled generating facilities are subject to the Clean Air Visibility Rules. In accordance with the federal requirements, states are required to submit SIPs that address emissions from sources subject to best available retrofit technology ("BART") requirements and demonstrate progress towards achieving natural visibility requirements in Class I areas by 2064.

Environmental groups have challenged both of the EPA's final determinations with respect to Nevada's regional haze SIP. In May 2012, WildEarth Guardians petitioned the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") to review the EPA's March 2012 approval of Nevada's SIP for all affected units and emissions except nitrogen oxides controls at the Reid Gardner Generating Station. Both the Company and Nevada Power intervened in the lawsuit and briefing was completed in February 2013. The matter was heard before the Ninth Circuit in May 2014. On July 17, 2014, the Ninth Circuit issued its decision, dismissing the petition in part because WildEarth Guardians did not have standing to challenge a portion of the SIP, and denying the petition in part based on its conclusion that the EPA's approval of the Nevada SIP was appropriate.

Climate Change

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under the EPA's proposal, Nevada may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The EPA is taking comment on its proposal until December 1, 2014 and is scheduled to issue final rules in June 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or June 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on the Company cannot be determined until the EPA finalizes the proposal and Nevada develops its implementation plan. The Company has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period has been extended on the proposal to November 14, 2014. Until the rule is finalized, the Company cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs, or increased requirements for compensatory mitigation.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2014, credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2014, the Company would have been required to post $16 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIERRA PACIFIC POWER COMPANY
(Registrant)

Dated:	November 7, 2014	/s/ E. Kevin Bethel
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

101
The following financial information from Sierra Pacific Power Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.