Form 10-Q
period 2015-03-31
SIERRA PACIFIC POWER CO
filed 2015-05-01
CIK 90144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2015, 1,000 shares of common stock, $3.75 par value, were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Sierra Pacific Power Company and Related Entities

Company	Sierra Pacific Power Company and its subsidiaries
BHE	Berkshire Hathaway Energy Company
NV Energy	NV Energy, Inc.
Berkshire Hathaway	Berkshire Hathaway Inc.
Clark Mountain Generating Station	132-megawatt generating facility in Nevada
Nevada Power	Nevada Power Company, an electric utility wholly owned by NV Energy
Ft. Churchill Generating Station	226-megawatt generating facility in Nevada
ON Line	500-kilovolt transmission line connecting the Company and Nevada Power
NV Energize	NV Energy project which includes advanced meter infrastructure, Smart Grid Technology and meter data management
Tracy Generating Station	753-megawatt generating facility in Nevada
Valmy Generating Station	522-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
California ISO	California Independent System Operator Corporation
Dth	Decatherms
EEIR	Energy Efficiency Implementation Rate
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GWh	Gigawatt Hours
MW	Megawatts
MWh	Megawatt Hours
PUCN	Public Utilities Commission of Nevada

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

Further details of the potential risks and uncertainties affecting the Company are described in Item 1A and other discussions contained in this Form 10‑Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.        Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries (the "Company") as of March 31, 2015, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 1, 2015

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$53	$22
Accounts receivable, net	131	127
Inventories	40	40
Regulatory assets	—	32
Deferred income taxes	40	42
Other current assets	28	20
Total current assets	292	283

Property, plant and equipment, net	2,655	2,640
Regulatory assets	438	444
Other assets	19	21

Total assets	$3,404	$3,388

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$113	$127
Accrued interest	16	15
Accrued property and other taxes	12	12
Regulatory liabilities	38	39
Current portion of long-term debt	1	1
Customer deposits	17	16
Other current liabilities	16	14
Total current liabilities	213	224

Long-term debt	1,199	1,199
Regulatory liabilities	265	262
Deferred income taxes	575	566
Other long-term liabilities	135	139
Total liabilities	2,387	2,390

Commitments and contingencies (Note 7)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Accumulated deficit	(92)	(111)
Accumulated other comprehensive loss, net	(2)	(2)
Total shareholder's equity	1,017	998

Total liabilities and shareholder's equity	$3,404	$3,388

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Operating revenue:
Regulated electric	$196	$177
Regulated natural gas	50	44
Total operating revenue	246	221

Operating costs and expenses:
Cost of fuel, energy and capacity	97	80
Natural gas purchased for resale	35	29
Operating and maintenance	36	34
Depreciation and amortization	28	26
Property and other taxes	7	6
Total operating costs and expenses	203	175

Operating income	43	46

Other income (expense):
Interest expense	(15)	(15)
Allowance for equity funds	1	1
Other, net	1	2
Total other income (expense)	(13)	(12)

Income before income tax expense	30	34
Income tax expense	11	12
Net income	$19	$22

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Loss, Net	Equity

Balance, December 31, 2013	1,000	$—	$1,111	$(93)	$(2)	$1,016
Net income	—	—	—	22	—	22
Other	—	—	—	—	1	1
Balance, March 31, 2014	1,000	$—	$1,111	$(71)	$(1)	$1,039

Balance, December 31, 2014	1,000	$—	$1,111	$(111)	$(2)	$998
Net income	—	—	—	19	—	19
Balance, March 31, 2015	1,000	$—	$1,111	$(92)	$(2)	$1,017

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$19	$22
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28	26
Allowance for equity funds	—	(1)
Deferred income taxes and amortization of investment tax credits	11	12
Amortization of deferred energy	12	1
Deferred energy	26	(22)
Amortization of other regulatory assets	(1)	12
Other, net	(8)	5
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(11)	19
Inventories	—	(5)
Accounts payable and other liabilities	—	(1)
Net cash flows from operating activities	76	68

Cash flows from investing activities:
Capital expenditures	(48)	(55)
Contributions in aid of construction and customer advances	1	2
Other, net	2	—
Net cash flows from investing activities	(45)	(53)

Net change in cash and cash equivalents	31	15
Cash and cash equivalents at beginning of period	22	67
Cash and cash equivalents at end of period	$53	$82

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2015.

(2)    New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, which amends FASB Accounting Standards Codification ("ASC") Subtopic 835-30, "Interest - Imputation of Interest." The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2015	2014
Utility plant in-service:
Electric generation	40-125 years	$1,077	$1,036
Electric distribution	20-70 years	1,337	1,321
Electric transmission	50-70 years	723	719
Electric intangible plant	5-65 years	127	123
Natural gas distribution	40-70 years	366	366
Natural gas intangible plant	8-10 years	13	13
Common general	5-65 years	241	234
Utility plant in-service		3,884	3,812
Accumulated depreciation and amortization		(1,316)	(1,300)
Utility plant in-service, net		2,568	2,512
Construction work-in-progress		87	128
Property, plant and equipment, net		$2,655	$2,640

(4)    Regulatory Matters

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the Public Utilities Commission of Nevada ("PUCN").

Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Consolidated Statements of Operations but rather is deferred and recorded as a regulatory asset on the Consolidated Balance Sheets. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel, energy and capacity in future time periods.

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

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and energy efficiency program rates. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, set on January 1, 2015 and remains in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected. As a result, the Company has deferred recognition of EEIR revenue collected and has recorded a liability of $2 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of March 31, 2015.

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

2013 Federal Energy Regulatory Commission ("FERC") Transmission Rate Case

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

In September 2014, the Company, along with Nevada Power, filed an unopposed settlement offer with the FERC on behalf of NV Energy and the intervening parties providing rate relief of $4 million. The settlement offer would resolve all outstanding issues related to this case. In addition, a preliminary order from the administrative law judge granting the motion for interim rate relief was issued, which authorizes the Company to institute the interim rates effective September 1, 2014, and begin billing transmission customers under the settlement rates for service provided on and after that date. In January 2015, the FERC approved the settlement and refunds were issued.

(5)    Employee Benefit Plans

The Company is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of the Company. Amounts attributable to the Company were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2015	2014
Qualified Pension Plan -
Other long-term liabilities	(13)	(13)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(10)	(10)

Other Postretirement Plans -
Other long-term liabilities	(34)	(33)

(6)	Fair Value Measurements

The carrying value of the Company's cash, certain cash equivalents, receivables, investments held in Rabbi trusts, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company has various financial assets and liabilities, principally related to derivative contracts, that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

	As of March 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,174	$1,309	$1,174	$1,301

(7)	Commitments and Contingencies

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

Subrogation lawsuits and individual claimant lawsuits have been filed against the Company in relation to the Caughlin Fire. The subrogation lawsuits have been brought by various insurance companies, and involve similar causes of action (negligence, inverse condemnation, trespass, nuisance, subrogation and strict liability). The individual lawsuits mostly alleged similar causes of action as outlined in the subrogation claims. The Company reached settlement of all the subrogation lawsuits in July 2014, which did not have a material impact to the Company.

In February 2015, all but one of the remaining individual plaintiffs entered into a settlement agreement. This settlement agreement did not have a material impact on the Company. The Company plans to vigorously defend the remaining lawsuit. The Company cannot assess or predict the outcome of the remaining lawsuit or if any other litigation may be brought on this matter.

Touch America Holdings

In January 2015, Brent Williams as Trustee of Touch America Holdings ("Touch America") filed a complaint in the United States Bankruptcy Court for the District of Delaware against the Company alleging Touch America owns certain underground communications conduit located at various places in the western United States that the Company also claims to own. The conduit at issue is believed to be located between Reno, Nevada and Spanish Fork, Utah as part of a larger duct bank system. In March 2015, the Company filed a response to the complaint and asserted a counterclaim to the conduit. The Company plans to vigorously defend the matter. The Company cannot assess or predict the outcome of the case at this time.

(8)    Segment Information

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

The Company believes presenting gross margin allows the reader to assess the impact of the Company's regulatory treatment and its overall regulatory environment on a consistent basis and is meaningful. Gross margin is calculated as operating revenue less cost of fuel, energy and capacity and natural gas purchased for resale. The following tables provide information on a reportable segment basis (in millions):

	For the three-month period ended
	March 31,	March 31,
	2015	2014
Operating revenue:
Regulated electric	$196	$177
Regulated gas	50	44
Total operating revenue	$246	$221

Cost of sales:
Regulated electric	$97	$80
Regulated gas	35	29
Total cost of sales	$132	$109

Gross margin:
Regulated electric	$99	$97
Regulated gas	15	15
Total gross margin	$114	$112

Operating and maintenance:
Regulated electric	$32	$29
Regulated gas	4	5
Total operating and maintenance	$36	$34

Depreciation and amortization:
Regulated electric	$24	$22
Regulated gas	4	4
Total depreciation and amortization	$28	$26

Operating income:
Regulated electric	$37	$41
Regulated gas	6	5
Total operating income	$43	$46

Interest expense, net of allowance for borrowed funds:
Regulated electric	$14	$14
Regulated gas	1	1
Total interest expense, net of allowance for borrowed funds	$15	$15

Income tax (benefit) expenses:
Regulated electric	$9	$10
Regulated gas	2	2
Total income tax (benefit) expense	$11	$12

	For the three-month period ended
	March 31,	March 31,
	2015	2014
Capital expenditures:
Regulated electric	$43	$50
Regulated gas	5	5
Total capital expenditures	$48	$55

	As of
	March 31,	December 31,
	2015	2014
Total assets:
Regulated electric	$3,008	$3,031
Regulated gas	337	327
Regulated common assets(1)	59	30
Total assets	$3,404	$3,388

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the First Quarter of 2015 and 2014

Net income for the first quarter of 2015 was $19 million, a decrease of $3 million, or 14%, compared to 2014 due to an increase in regulatory amortizations, lower revenue due to a FERC rate change effective September 1, 2014 and increased maintenance costs; partially offset by increased revenues for the recovery of costs associated with advanced service delivery.

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

Electric Gross Margin

	First Quarter
	2015	2014	Change
Gross margin (in millions):
Operating electric revenue	$196	$177	$19	11%
Cost of fuel, energy and capacity	97	80	17	21
Gross margin	$99	$97	$2	2

GWh sold:
Residential	591	594	(3)	(1)%
Commercial	666	652	14	2
Industrial	717	687	30	4
Other	4	4	—	—
Total retail	1,978	1,937	41	2
Wholesale	182	210	(28)	(13)
Total GWh sold	2,160	2,147	13	1

Average number of retail customers (in thousands):
Residential	287	284	3	1%
Commercial	46	46	—	—
Total	333	330	3	1

Average retail revenue per MWh	$91.86	$82.85	$9.01	11%

Heating degree days	1,668	1,860	(192)	(10)%

Sources of energy (GWh)(1):
Coal	340	455	(115)	(25)%
Natural gas	978	909	69	8
Total energy generated	1,318	1,364	(46)	(3)
Energy purchased	927	810	117	14
Total	2,245	2,174	71	3

(1)    GWh amounts are net of energy used by the related generating facilities.

Natural Gas Gross Margin

	First Quarter
	2015	2014	Change
Gross margin (in millions):
Operating natural gas revenue	$50	$44	$6	14%
Natural gas purchased for resale	35	29	6	21
Gross margin	$15	$15	$—	—

Dth sold:
Residential	3,215	3,299	(84)	(3)%
Commercial	1,615	1,759	(144)	(8)
Industrial	525	507	18	4
Total retail	5,355	5,565	(210)	(4)

Average number of retail customers (in thousands)	158	156	2	1%
Average revenue per retail Dth sold	$9.15	$7.75	$1.40	18%
Average cost of natural gas per retail Dth sold	$6.48	$5.29	$1.19	22%
Heating degree days	1,668	1,860	(192)	(10)%

Electric gross margin increased $2 million, or 2%, for the first quarter of 2015 compared to 2014 due to:

•	$3 million from recovery of costs associated with advanced service delivery and

•	$1 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense.
The increase in gross margin was partially offset by:

•	$2 million in lower revenue due to a FERC rate change effective September 1, 2014 and improved energy efficiency measures.

Natural gas gross margin remained constant for the first quarter of 2015 compared to 2014.

Operating and maintenance increased $2 million, or 6%, for the first quarter of 2015 compared to 2014 due to energy efficiency program costs, which are fully recovered in operating revenue; planned maintenance costs and outside service fees. The increase was partially offset by lower compensation costs.

Depreciation and amortization increased $2 million, or 8%, for the first quarter of 2015 compared to 2014 primarily due to regulatory amortizations.

Income tax expense decreased $1 million, or 8%, for the first quarter of 2015 compared to 2014 and the effective tax rates were 37% for 2015 and 35% for 2014. The decrease in income tax expense is primarily due to lower income before income tax expense.

Liquidity and Capital Resources

As of March 31, 2015, the Company's total net liquidity was $303 million consisting of $53 million in cash and cash equivalents and $250 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2015 and 2014 were $76 million and $68 million, respectively. The change was primarily due to higher collections for deferred energy costs, a one-time bill credit of $5 million to retail customers refunded in 2014 in connection with the BHE Merger and lower compensation payments. The increase is partially offset by lower collections from customers, higher refunds to customers for conservation and renewable programs and higher property taxes in 2015.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2015 and 2014 were $(45) million and $(53) million, respectively. The change was primarily due to decreased capital expenditures for various capital projects.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of March 31, 2015, the Company has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $348 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of March 31, 2015. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

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

Forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the year ended December 31, 2015 are as follows (in millions):

2015

Generation development	$73
Distribution	118
Transmission system investment	14
Other	33
Total	$238

Contractual Obligations

As of March 31, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and new regulatory matters occurring in 2015.

State Regulatory Matters

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and energy efficiency program rates. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, set on January 1, 2015 and remains in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected. As a result, the Company has deferred recognition of EEIR revenue collected and has recorded a liability of $2 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of March 31, 2015.

Joint Dispatch Agreement Application

In May 2013, in anticipation of ON Line's completion, the Company and Nevada Power filed with the PUCN to combine their power supply resources for joint dispatch purposes and merge the two utilities into a single legal and jurisdictional entity. That filing was withdrawn in favor of continued operation of the utilities as separate legal entities, who would conduct joint dispatch of their combined power supply resources utilizing ON Line, governed by the terms of an Interim Joint Dispatch Agreement ("Interim JDA"). In seeking the PUCN's permission to withdraw the May 2013 filing, the Company and Nevada Power committed to return to the PUCN with a new application. In March 2015, the Company and Nevada Power filed an application with the PUCN seeking approval of an indefinite Joint Dispatch Agreement ("Indefinite JDA"). The Indefinite JDA is intended to replace the currently effective Interim JDA, which terminates on December 31, 2015. Joint dispatch transactions addressed by the proposed Indefinite JDA include real-time, hourly and daily transactions. The Indefinite JDA also explicitly governs joint dispatch transactions between the Company and Nevada Power and the California ISO utilizing the California ISO's EIM.

The primary differences between the Interim JDA and the Indefinite JDA relate to EIM transactions with the California ISO. The Indefinite JDA establishes Nevada Power as the EIM scheduling coordinator for both the Company and Nevada Power and recognizes that the joint dispatch costs and benefits associated with EIM transactions will be governed by the accounting protocols and allocations set forth in the Indefinite JDA, which are unchanged from those currently in effect under the Interim JDA. The Company and Nevada Power requested the PUCN to act on this application by July 2015, in time to file the Indefinite JDA with the FERC and obtain FERC approval prior to the "go live" date for EIM transactions, which is October 1, 2015. The Indefinite JDA will continue in effect until terminated by mutual consent of the parties.

Advanced Metering Infrastructure

In October 2014, the PUCN issued an order directing the Company to provide information relating to failures in certain remote disconnect/reconnect electric meters the Company has installed after media reports were published that electric meter failures may have resulted in fire events. The Company completed an internal review in response to this and other federal, state and local inquiries relating to these events. The information compiled and submitted indicates that no fire has resulted from the remote disconnect/reconnect electric meters. Additionally, in October 2014, the Nevada State Fire Marshal issued a report concluding that the incidents of electric arcing fires continue to decrease in Nevada and at this time there is no statewide fire problem related to the replacement of electric meters. In December 2014, the Company filed the requested information with the PUCN. In March 2015, the PUCN staff made additional requests and in May 2015, the Company will provide the follow up items. Analysis and internal investigation is continuing, but the Company does not believe this will have a material adverse impact on the Consolidated Financial Statements.

Environmental Laws and Regulations

The Company is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of the Company's forecast environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard, and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its' determinations and supporting information by the specified deadline of September 18, 2015. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the MATS. In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision is expected by the end of June 2015. The outcome of the United States Supreme Court's decision is uncertain and until the court renders its decision or otherwise implements a stay of the MATS requirements, the Company is proceeding to fulfill its legal obligations to comply with the MATS.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 14, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, the Company does not operate evaporative surface impoundments that are likely to fall within the definition of the final rule and operates one landfill that contains coal combustion byproducts. The Company is assessing the requirements of the final rule to determine required compliance activities and the associated costs.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2015, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2015, the Company would have been required to post $13 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10‑K for the year ended December 31, 2014. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2014.

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

SIERRA PACIFIC POWER COMPANY
(Registrant)

Date:	May 1, 2015	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President, Chief Financial Officer and Director
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

101
The following financial information from Sierra Pacific Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.