Form 10-Q
period 2015-06-30
SIERRA PACIFIC POWER CO
filed 2015-08-07
CIK 90144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of July 31, 2015, 1,000 shares of common stock, $3.75 par value, were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Sierra Pacific Power Company and Related Entities

Company	Sierra Pacific Power Company and its subsidiaries
BHE	Berkshire Hathaway Energy Company
BHE Merger	On December 19, 2013, NV Energy, Inc. became an indirect wholly owned subsidiary of BHE
NV Energy	NV Energy, Inc.
Berkshire Hathaway	Berkshire Hathaway Inc.
Clark Mountain Generating Station	132-megawatt generating facility in Nevada
Nevada Power	Nevada Power Company, an electric utility wholly owned by NV Energy
Ft. Churchill Generating Station	226-megawatt generating facility in Nevada
ON Line	500-kilovolt transmission line connecting the Company and Nevada Power
NV Energize	NV Energy project which includes advanced meter infrastructure, Smart Grid Technology and meter data management
Tracy Generating Station	753-megawatt generating facility in Nevada
Valmy Generating Station	522-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
California ISO	California Independent System Operator Corporation
Dth	Decatherms
EEIR	Energy Efficiency Implementation Rate
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
MW	Megawatts
MWh	Megawatt Hours
PUCN	Public Utilities Commission of Nevada

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

Further details of the potential risks and uncertainties affecting the Company are described in its filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10‑Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.        Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries (the "Company") as of June 30, 2015, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2014, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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
August 7, 2015

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$115	$22
Accounts receivable, net	119	127
Inventories	42	40
Regulatory assets	—	32
Deferred income taxes	34	42
Other current assets	23	20
Total current assets	333	283

Property, plant and equipment, net	2,662	2,640
Regulatory assets	431	444
Other assets	17	21

Total assets	$3,443	$3,388

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$135	$127
Accrued interest	15	15
Accrued property and other taxes	11	12
Regulatory liabilities	58	39
Current portion of long-term debt	451	1
Customer deposits	18	16
Other current liabilities	21	14
Total current liabilities	709	224

Long-term debt	748	1,199
Regulatory liabilities	238	262
Deferred income taxes	577	566
Other long-term liabilities	145	139
Total liabilities	2,417	2,390

Commitments and contingencies (Note 7)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Accumulated deficit	(83)	(111)
Accumulated other comprehensive loss, net	(2)	(2)
Total shareholder's equity	1,026	998

Total liabilities and shareholder's equity	$3,443	$3,388

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Operating revenue:
Regulated electric	$201	$179	$397	$356
Regulated natural gas	26	21	76	65
Total operating revenue	227	200	473	421

Operating costs and expenses:
Cost of fuel, energy and capacity	101	86	198	166
Natural gas purchased for resale	15	12	50	41
Operating and maintenance	39	39	75	73
Depreciation and amortization	28	26	56	52
Property and other taxes	7	6	14	12
Total operating costs and expenses	190	169	393	344

Operating income	37	31	80	77

Other income (expense):
Interest expense	(15)	(15)	(30)	(30)
Allowance for borrowed funds	1	1	1	1
Allowance for equity funds	—	1	1	2
Other, net	1	3	2	5
Total other income (expense)	(13)	(10)	(26)	(22)

Income before income tax expense	24	21	54	55
Income tax expense	8	7	19	19
Net income	$16	$14	$35	$36

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Loss, Net	Equity

Balance, December 31, 2013	1,000	$—	$1,111	$(93)	$(2)	$1,016
Net income	—	—	—	36	—	36
Balance, June 30, 2014	1,000	$—	$1,111	$(57)	$(2)	$1,052

Balance, December 31, 2014	1,000	$—	$1,111	$(111)	$(2)	$998
Net income	—	—	—	35	—	35
Dividends declared	—	—	—	(7)	—	(7)
Balance, June 30, 2015	1,000	$—	$1,111	$(83)	$(2)	$1,026

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$35	$36
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	56	52
Allowance for equity funds	(1)	(2)
Deferred income taxes and amortization of investment tax credits	19	19
Amortization of deferred energy	19	2
Deferred energy	47	(31)
Amortization of other regulatory assets	(6)	28
Other, net	(3)	(9)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	7	22
Inventories	(2)	(4)
Accounts payable and other liabilities	25	(9)
Net cash flows from operating activities	196	104

Cash flows from investing activities:
Capital expenditures	(98)	(88)
Other, net	2	—
Net cash flows from investing activities	(96)	(88)

Cash flows from financing activities:
Dividends paid	(7)	—
Net cash flows from financing activities	(7)	—

Net change in cash and cash equivalents	93	16
Cash and cash equivalents at beginning of period	22	67
Cash and cash equivalents at end of period	$115	$83

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2015 and for the three- and six-month periods ended June 30, 2015 and 2014. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2015.

(2)    New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, which amends FASB Accounting Standards Codification ("ASC") Subtopic 835-30, "Interest - Imputation of Interest." The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In July 2015, the FASB decided to defer the effective date one year to interim and annual reporting periods beginning after December 15, 2017. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2015	2014
Utility plant in-service:
Electric generation	40-125 years	$1,111	$1,036
Electric distribution	20-70 years	1,351	1,321
Electric transmission	50-70 years	725	719
Electric general and intangible plant	5-65 years	131	123
Natural gas distribution	40-70 years	368	366
Natural gas general and intangible plant	8-10 years	13	13
Common general	5-65 years	245	234
Utility plant in-service		3,944	3,812
Accumulated depreciation and amortization		(1,356)	(1,300)
Utility plant in-service, net		2,588	2,512
Construction work-in-progress		74	128
Property, plant and equipment, net		$2,662	$2,640

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

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and energy efficiency program rates. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, reset on January 1, 2015 and remains in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected. As a result, the Company has deferred recognition of EEIR revenue collected and has recorded a liability of $4 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of June 30, 2015.

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

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2015	2014
Qualified Pension Plan -
Other long-term liabilities	$(13)	$(13)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(10)	(10)

Other Postretirement Plans -
Other long-term liabilities	(34)	(33)

(6)	Fair Value Measurements

The carrying value of the Company's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

	As of June 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,173	$1,269	$1,174	$1,301

(7)	Commitments and Contingencies

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

Touch America Holdings

In January 2015, Brent Williams as Trustee of Touch America Holdings ("Touch America") filed a complaint in the United States Bankruptcy Court for the District of Delaware against the Company alleging Touch America owns certain underground communications conduit located at various places in the western United States that the Company also claims to own. The conduit at issue is believed to be located between Reno, Nevada and Spanish Fork, Utah as part of a larger duct bank system. In March 2015, the Company filed a response to the complaint and asserted a counterclaim to the conduit. In June 2015, the Company finalized terms and conditions with a third party quitclaiming its interest in the assets at issue in this case. The Company is seeking a dismissal by Touch America. The Company cannot assess or predict the outcome of the case at this time.

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

The Company believes presenting gross margin allows the reader to assess the impact of the Company's regulatory treatment and its overall regulatory environment on a consistent basis and is meaningful. Gross margin is calculated as operating revenue less cost of fuel, energy and capacity and natural gas purchased for resale ("Cost of sales"). The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Regulated electric	$201	$179	$397	$356
Regulated gas	26	21	76	65
Total operating revenue	$227	$200	$473	$421

Cost of sales:
Regulated electric	$101	$86	$198	$166
Regulated gas	15	12	50	41
Total cost of sales	$116	$98	$248	$207

Gross margin:
Regulated electric	$100	$93	$199	$190
Regulated gas	11	9	26	24
Total gross margin	$111	$102	$225	$214

Operating and maintenance:
Regulated electric	$35	$35	$67	$64
Regulated gas	4	4	8	9
Total operating and maintenance	$39	$39	$75	$73

Depreciation and amortization:
Regulated electric	$24	$23	$48	$45
Regulated gas	4	3	8	7
Total depreciation and amortization	$28	$26	$56	$52

Operating income:
Regulated electric	$34	$29	$71	$70
Regulated gas	3	2	9	7
Total operating income	$37	$31	$80	$77

Interest expense:
Regulated electric	$14	$14	$28	$28
Regulated gas	1	1	2	2
Total interest expense	$15	$15	$30	$30

	As of
	June 30,	December 31,
	2015	2014
Total assets:
Regulated electric	$3,000	$3,031
Regulated gas	322	327
Regulated common assets(1)	121	30
Total assets	$3,443	$3,388

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the Second Quarter and First Six Months of 2015 and 2014

Overview

Net income for the second quarter of 2015 was $16 million, an increase of $2 million, or 14%, compared to 2014 due to a settlement payment associated with terminated transmission service, lower costs related to relinquishing an insurance claim in 2014 for a previously sold asset and increased revenues for the recovery of costs associated with advanced service delivery, partially offset by higher maintenance costs and regulatory amortizations.

Net income for the first six months of 2015 was $35 million, a decrease of $1 million, or 3%, compared to 2014 due to higher planned maintenance costs, increased regulatory amortizations and lower revenue due to a FERC rate change effective September 1, 2014, partially offset by a settlement payment associated with terminated transmission service, increased revenues for the recovery of costs associated with advanced service delivery and lower costs related to relinquishing an insurance claim in 2014 for a previously sold asset.

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

Electric Gross Margin

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Operating electric revenue	$201	$179	$22	12%	$397	$356	$41	12%
Cost of fuel, energy and capacity	101	86	15	17	198	166	32	19
Gross margin	$100	$93	$7	8	$199	$190	$9	5

GWh sold:
Residential	489	484	5	1%	1,080	1,078	2	—%
Commercial	749	761	(12)	(2)	1,415	1,413	2	—
Industrial	774	730	44	6	1,491	1,417	74	5
Other	4	4	—	—	8	8	—	—
Total retail	2,016	1,979	37	2	3,994	3,916	78	2
Wholesale	163	134	29	22	345	344	1	—
Total GWh sold	2,179	2,113	66	3	4,339	4,260	79	2

Average number of retail customers (in thousands):
Residential	288	284	4	1%	288	284	4	1%
Commercial	46	46	—	—	46	46	—	—
Total	334	330	4	1	334	330	4	1

Average retail revenue per MWh	$90.85	$82.85	$8.00	10%	$91.35	$82.74	$8.61	10%

Heating degree days	566	459	107	23%	2,234	2,319	(85)	(4)%
Cooling degree days	319	259	60	23%	319	259	60	23%

Sources of energy (GWh)(1):
Coal	154	492	(338)	(69)%	494	947	(453)	(48)%
Natural gas	1,116	985	131	13	2,094	1,894	200	11
Total energy generated	1,270	1,477	(207)	(14)	2,588	2,841	(253)	(9)
Energy purchased	1,113	671	442	66	2,040	1,481	559	38
Total	2,383	2,148	235	11	4,628	4,322	306	7

(1)    GWh amounts are net of energy used by the related generating facilities.

Natural Gas Gross Margin

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Operating natural gas revenue	$26	$21	$5	24%	$76	$65	$11	17%
Natural gas purchased for resale	15	12	3	25	50	41	9	22
Gross margin	$11	$9	$2	22	$26	$24	$2	8

Dth sold:
Residential	1,309	1,234	75	6%	4,524	4,533	(9)	—%
Commercial	650	622	28	5	2,265	2,381	(116)	(5)
Industrial	315	281	34	12	840	788	52	7
Total retail	2,274	2,137	137	6	7,629	7,702	(73)	(1)

Average number of retail customers (in thousands)	158	156	2	1%	158	156	2	1%
Average revenue per retail Dth sold	$11.16	$9.72	$1.44	15%	$9.75	$8.30	$1.45	17%
Average cost of natural gas per retail Dth sold	$6.69	$5.62	$1.07	19%	$6.54	$5.32	$1.22	23%
Heating degree days	566	459	107	23%	2,234	2,319	(85)	(4)%

Electric gross margin increased $7 million, or 8%, for the second quarter of 2015 compared to 2014 due to:

•	$4 million related to a settlement payment associated with terminated transmission service,

•	$3 million from recovery of costs associated with advanced service delivery and

•	$1 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense.

Natural gas gross margin increased $2 million, or 22%, for the second quarter of 2015 compared to 2014 primarily due to recovery of costs associated with advanced service delivery.

Operating and maintenance was flat for the second quarter of 2015 compared to 2014 due to increased planned maintenance costs primarily at the Valmy Generation Station and higher energy efficiency program costs, which are fully recovered in operating revenue, offset by relinquishing an insurance claim in 2014 for a previously sold asset.

Depreciation and amortization increased $2 million, or 8%, for the second quarter of 2015 compared to 2014 primarily due to regulatory amortizations.

Other, net decreased $2 million, or 67%, for the second quarter of 2015 compared to 2014 primarily due to lower carrying charges related to the recovery of costs associated with advanced service delivery approved in the companion filing of the 2014 Nevada Power general rate case effective January 1, 2015.

Income tax expense increased $1 million, or 14%, for the second quarter of 2015 compared to 2014 and the effective tax rate was 33% for 2015 and 2014. The increase in income tax expense is primarily due to higher pre-tax earnings.

Electric gross margin increased $9 million, or 5%, for the first six months of 2015 compared to 2014 due to:

•	$6 million from recovery of costs associated with advanced service delivery;

•	$4 million related to a settlement payment associated with terminated transmission service and

•	$2 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense.
The increase in gross margin was partially offset by:

•	$2 million in lower revenue due to a FERC rate change effective September 1, 2014 and improved energy efficiency measures.

Natural gas gross margin increased $2 million, or 8%, for the first six months of 2015 compared to 2014 primarily due to recovery of costs associated with advanced service delivery.

Operating and maintenance increased $2 million, or 3%, for the first six months of 2015 compared to 2014 due to planned maintenance costs and higher energy efficiency program costs, which are fully recovered in operating revenue. This increase was partially offset by relinquishing an insurance claim in 2014 for a previously sold asset and lower compensation costs.

Depreciation and amortization increased $4 million, or 8%, for the first six months of 2015 compared to 2014 primarily due to regulatory amortizations.

Property and other taxes increased $2 million, or 17%, for the first six months of 2015 compared to 2014 primarily due to an increase in assessed property values.

Other, net decreased $3 million, or 60%, for the first six months of 2015 compared to 2014 primarily due to lower carrying charges related to the recovery of costs associated with advanced service delivery approved in the companion filing of the 2014 Nevada Power general rate case effective January 1, 2015.

Income tax expense was flat for the first six months of 2015 compared to 2014 and the effective tax rate was 35% for 2015 and 2014.

Liquidity and Capital Resources

As of June 30, 2015, the Company's total net liquidity was $365 million consisting of $115 million in cash and cash equivalents and $250 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2015 and 2014 were $196 million and $104 million, respectively. The change was primarily due to an increase in collections for deferred energy costs, timing of payments related to purchased power in 2015, a one-time bill credit of $5 million to retail customers refunded in 2014 in connection with the BHE Merger, and higher collections from customers for the recovery of advanced service delivery costs. The increase is partially offset by higher refunds to customers for conservation and renewable programs.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2015 and 2014 were $(96) million and $(88) million, respectively. The change was primarily due to increased capital expenditures.

Financing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2015 and 2014 were $(7) million and $- million, respectively. The change was due to dividends paid to NV Energy.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of June 30, 2015, the Company has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $348 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of June 30, 2015. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investors Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2014	2015	2015

Distribution	$45	$56	$89
Transmission system investment	5	1	3
Other	38	41	88
Total	$88	$98	$180

Contractual Obligations

As of June 30, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and new regulatory matters occurring in 2015.

State Regulatory Matters

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and energy efficiency program rates. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, reset on January 1, 2015 and remains in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected. As a result, the Company has deferred recognition of EEIR revenue collected and has recorded a liability of $4 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of June 30, 2015.

Joint Dispatch Agreement Application

The Company and Nevada Power are currently parties to an Interim Joint Dispatch Agreement ("Interim JDA")which outlines the joint dispatch of their combined power supply resources utilizing ON Line. In March 2015, the Company and Nevada Power filed an application with the PUCN seeking approval of an indefinite Joint Dispatch Agreement ("JDA"). The JDA is intended to replace the currently effective Interim JDA, which terminates on December 31, 2015. Joint dispatch transactions addressed by the proposed JDA include real-time, hourly and daily transactions. The JDA also explicitly governs joint dispatch transactions between the Company and Nevada Power and the California ISO utilizing the California ISO's EIM.

The primary differences between the Interim JDA and the JDA relate to EIM transactions with the California ISO. The JDA establishes Nevada Power as the EIM scheduling coordinator for both the Company and Nevada Power and recognizes that the joint dispatch costs and benefits associated with EIM transactions will be governed by the accounting protocols and allocations set forth in the JDA, which are unchanged from those currently in effect under the Interim JDA. In July 2015, the PUCN approved the JDA with minor modifications, and established December 31, 2019 as the termination date for the agreement. In July 2015, the JDA was filed with the FERC for approval.

Advanced Metering Infrastructure

In October 2014, the PUCN issued an order directing the Company to provide information relating to failures in certain remote disconnect/reconnect electric meters the Company has installed after media reports were published that electric meter failures may have resulted in fire events. The Company completed an internal review in response to this and other federal, state and local inquiries relating to these events. The information compiled and submitted indicates that no fire has resulted from the remote disconnect/reconnect electric meters. Additionally, in October 2014, the Nevada State Fire Marshal issued a report concluding that the incidents of electric arcing fires continue to decrease in Nevada and at this time there is no statewide fire problem related to the replacement of electric meters. In December 2014, the Company filed the requested information with the PUCN. In March 2015, the PUCN staff made additional requests and in May 2015, the Company provided the follow up items and has not received any additional requests pertaining to this item. Analysis and internal investigation is continuing, but the Company does not believe this will have a material adverse impact on the Consolidated Financial Statements.

Energy Imbalance Market

The Company and Nevada Power have announced plans to join the EIM in October 2015. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of generation resources, more effectively integrate renewables and enhance reliability through improved situational awareness and responsiveness. In July 2015, following the issuance of an order by the FERC and in conjunction with the California ISO's announcement of a supplemental stakeholder process, the California ISO and NV Energy announced a change in the EIM entrance date to November 2015.

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

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard, and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its determinations and supporting information by the specified deadline of September 18, 2015. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision was issued by the United States Supreme Court in June 2015, which reversed and remanded the MATS rule to the D.C. Circuit for further action. The United States Supreme Court held that the EPA had acted unreasonably when it deemed cost irrelevant to the decision to regulate generating facilities, and that cost, including costs of compliance, must be considered before deciding whether regulation is necessary and appropriate. The United States Supreme Court's decision did not vacate or stay implementation of the MATS rule and until the D.C. Circuit takes further action, the Company continues to have a legal obligation under the MATS rule and its permits issued by the states in which it operates to comply with the MATS.

Climate Change

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. As part of his Climate Action Plan, President Obama announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considered the size of the unit and the electricity sent to the grid from the unit. The proposed standards were published in the Federal Register January 8, 2014, and the public comment period closed in May 2014. On August 3, 2015, the EPA issued the final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" for coal-fueled generating facilities reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. Any new fossil-fueled generating facilities constructed by the Company will be required to meet the GHG new source performance standards.

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under this proposal, states could have utilized any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal was expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The final Clean Power Plan was released August 3, 2015 and changed the methodology upon which the Best System of Emission Reduction is based to include: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released on August 3, 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The draft federal plan is expected to be open for a 90-day public comment period after publication in the Federal Register. States are required to submit initial implementation plans by September 2016, and may request an extension to September 2018. The impacts of the final rule or the federal plan on the Company cannot be determined until the state develops its implementation plan or the federal plan is finalized. The Company has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

The GHG rules and the Company's compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, the Company does not operate evaporative surface impoundments and operates one landfill that contains coal combustion byproducts. The Company has assessed the impacts on asset retirement obligations as a result of the final rule and does not believe it has a material impact to the Company.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2015, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2015, the Company would have been required to post $13 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIERRA PACIFIC POWER COMPANY
(Registrant)

Date:	August 7, 2015	/s/ E. Kevin Bethel
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

101
The following financial information from Sierra Pacific Power Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.